Form 10-Q
period 2014-05-31
LUCKYCOM INC
filed 2014-08-06
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to __________

Commission File Number: 333-187874

Luckycom Inc.

(Exact name of registrant as specified in its charter)

NEVADA	46-1660653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

200 S. VIRGINIA, 8TH FLOOR RENO NV 89501
(Address of principal executive offices)

775-636-6988
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 common shares as of August 5, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	May 31, 2014	February 28, 2014
Current assets
Cash and cash equivalents	$73,123	$94,320

Other asset
Drug license, net of $25,208 and $18,333 amortization	29,792	36,667

TOTAL ASSETS	$102,915	$130,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,249	$10,308
Due to officer	228,299	191,851
Total Liabilities	230,548	202,159

Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,500,000 shares issued and outstanding	105,000	105,000
Additional paid in capital	86,000	86,000
Stock subscription receivable	—	—
Accumulated other comprehensive income	10	10
Accumulated deficit	(318,643)	(262,182)
Total Stockholders’ Deficit	(127,633)	(71,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,915	$130,987

See accompanying notes to financial statements.

F-1

LUCKYCOM, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013
TOTAL OPERATING EXPENSES	$56,461	50,090

NET LOSS	$(56,461)	$(50,090)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,500,000	10,000,000

See accompanying notes to financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31, 2014	Three Months Ended May 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(56,461)	$(50,090)
Amortization of drug license	6,875
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(9,344)
Increase (decrease) in accrued expenses	1,285	(9,690)
Net Cash Used in Operating Activities	(57,645)	(59,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from collection of stock subscriptions	—	119,331
Proceeds from officer loans	36,448
Repayments of officer loans	—	(27,169)
Net Cash Provided by Financing Activities	36,448	92,162

Exchange rate effect on cash	—	—

Net Increase in Cash and Cash Equivalents	(21,197)	32,382
Cash and cash equivalents, beginning of period	94,320	—
Cash and cash equivalents, end of period	$73,123	$32,382

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements.

F-3

LUCKYCOM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated unaudited interim financial statements of Luckycom, Inc., (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form S-1 filed with the SEC on June 11, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended May 31, 2014 as reported in the Company’s Form S-1 have been omitted.

Organization and Description of Business

Luckycom, Inc. plans to be in the business of manufacturing, marketing, distributing and selling pharmaceutical medicines in developing countries. Lucky plans to spread its operations throughout Asia and other developing countries as resources permit. Luckycom Limited, a wholly-owned subsidiary of Luckycom, Inc., was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited on November 2, 2011. The name was changed to Wudor Capital Hong Kong Limited on May 17, 2012 and to Luckycom Limited on May 21, 2013.

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Recent Accounting Pronouncements

Lucky does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $318,643 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned a net of $36,448 to the Company during the three months ended May 31, 2014 and is owed a total of $228,299 as of that date.  The amounts are unsecured, non-interest bearing and due on demand.

F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

As we have not yet begun operations, we anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months will be approximately $308,500. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements. We have become a reporting company to be better equipped to raise capital by providing the transparency to the public of our operations and development. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full $308,500 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated at $38,500 in the next twelve months. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the following activities:

  establishing an agreement with a regulatory affairs consultant firm ($30,000, by October 2014);

  establishing a supply agreement with an Active Pharmaceutical Ingredient (API) manufacturer for Artesuante ,Amodiaquine supplies with WHO prequalification ($30,000, by November of 2014);

  establishing a manufacturing agreement with one manufacturer with MHRA(UK) compliant facilities ($40,000, by December of 2014); and

  working on the application process with WHO under its the prequalification program ($50,000, from March of 2015).

Any failure to raise money will have the effect of delaying the timeframes in our business plan, which is detailed below.

Secure Necessary Funds. As a continuous effort, we plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $308,500 of funding in the next 12 months. We have $73,123 in cash as of May 31, 2014, and plan to obtain the remaining funds from a combination f debt and/or equity financing arrangements. We anticipate that Kingrich Lee will spearhead our financing efforts. We have not had any discussion with funding sources. We may have to engage a broker dealer to help with any private sales thereafter, but have not taken any steps to reach out to any brokerage firms yet.

Regulatory Affairs Consultant. We will first engage a regulatory affairs consultant firm lead by a licensed pharmacist to help guide us through the WHO Prequalification Program. We hope to have this step completed by October of 2014, with the caveat that this or another estimated timing of the steps of our plan of operation is subject to first effectiveness of our registration statement and second our ability to raise funds.

The pharmacist responsible for regulatory affairs will take care of the farming out and completion of CRO, GCP and GLP activities, and prepare the dossier according to WHO norms. We have identified a regulatory affairs consultant, but have not yet established contact, nor do we have any understandings or agreements in place. We plan to pay this consultant in shares of our common stock and cash. We believe we will need $30,000 to establish a contract if we have to pay cash alone. Our officer and director, Mr. Lee will spearhead efforts to locate and enter into an agreement with a regulatory affairs consultant.

The regulatory affair consultant will represent our interests to coordinate different parties to collect all the necessary data and then to prepare the dossier for the WHO prequalification program. Since we have no prior experience in submitting an application for the prequalification program, the hired consultant will be invaluable in the process, and provide us the know-how to complete preliminary activities and submit the dossier. We therefore do not have more detailed information on further steps in our business plan, but instead, we plan to rely on the information and advice we gather from our consultant. As such, the steps in the process and the associated costs are not fully available to us, and our estimated costs and timeframes included in this plan of operation are subject to change. We may have to raise more money that we anticipate and take additional steps we have not yet considered.

API Ingredients Manufacturers. We will next need to join with active pharmaceutical ingredient (API) manufacturers for different ingredients that we will need for our antimalarial drug Consunate . We hope to have this step completed by November 2014, or soon after we hire our consultant. These manufacturers will have already gained access for their ingredients under the WHO prequalification program and will be able to provide insight about how to maneuver through the prequalification process. We plan to pay these suppliers in shares of our common stock and cash. We believe we will need $30,000 to establish a contract if we had to pay cash alone. We anticipate that Kingrich Lee and our future consultant will spearhead efforts to locate and enter into an agreement with API manufacturers.

The cash outlay will likely allow us to enter into an agreement to work together in our application with the WHO. Additional costs associated with product samples, testing and responding to WHO questions in the prequalification process are likely but unknown at this point. We may have to raise more money that we anticipate and take additional steps we have not yet considered.

MHRA (UK) Manufacturer. We currently have no manufacturing facility. We plan to rely on a contract manufacturer to produce both drug substances and drug products. We have identified one manufacturing plant with MHRA(UK) compliant facilities for manufacturing activities located in India, which is not affiliated with Mr. Lee, our company or the companies that Mr. Lee owns. In the next twelve months, if we are able to obtain funding, we plan to work with one MHRA(UK) compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to have this step in the process underway by December 2014. We believe it will cost us $40,000 in the next twelve months to negotiate with this manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail more funds. We do not believe we will get to that stage in the next twelve months. We will have to raise more than the $308,500 we plan to raise in the next twelve months to achieve that step in the process. We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Kingrich Lee and our future consultant will spearhead our efforts to locate our manufacturing needs.

Prepare and Apply for the Prequalification Program with the WHO. It takes anywhere from 3 months to 3 years to gain access to the WHO program for international tenders. We believe that it will cost approximately $50,000 to apply for the Prequalification Program. This will include the cost of completing CRO, GCP and GLP activities, manufacturing of drugs samples, preparing drug dossiers and bioequivalent studies, and traveling expenses to establish contacts with international distributors. We hope to be underway by March 2015. As stated earlier, we will first need to retain a consultant to guide us through this process and all costs stated above are estimates only provided by management and subject to change.

The application itself is at no cost the first time. The prequalification process takes a minimum of three months if the product meets all the required standards. When products do not meet the appropriate standards the process can be longer and if the applicant fails to prove the quality, safety and efficacy of its medicine it will not be prequalified. Even though some larger firms are able to complete the process in a matter of months, we believe that it will take us 2 to 3 years to complete the prequalification process. We believe it will take longer because we require more time to join with MHRA compliant facilities, retrofit those facilities, engage API suppliers with WHO prequalification and gather all the data, testing and sampling needed to apply for prequalification. Other more established firms already have these pieces in place and it takes less time for them to maneuver through the Prequalification Program.

Compensate Management. Our wholly-owned subsidiary, Luckycom Ltd., entered into an employment agreement with Kingrich Lee. His salary is set forth in the section titled “Executive Compensation.” We have paid him $30,000 for the three months ended May 31, 2014. He is entitled to $120,000 per year under the terms of his employment agreement.

Marketing and Distribution Channels. We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. We must build our sales, marketing, and distribution channels or make arrangements with third parties to perform these services. After the prequalification process and much further down the road, we will engage in partnering discussions with third parties from time to time to assist us in the distribution and sale of drug products. We plan to join with a European international tender distributor to carry out our distribution efforts, which can reduce the sales and marketing expenses we would otherwise have to incur alone. We anticipate that Mr Lee will spearhead our efforts to establish connections with distributors for our products. We do not know at the present time what the cost will be for these services.

If we are not able to raise the entire $308,500, we will have to scale back our operations. Our main concern is staying active in our reporting requirements and that means paying our accounting and legal professionals. We also will prioritize paying the salary of our CEO, Mr. Lee, to spearhead efforts to implement our business plan as detailed above.

Results of Operations for the Three Months Ended May 31, 2014 and 2013

From our inception on January 2, 2013 to May 31, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

We had operating expenses of $56,461 for the three months ended May 31, 2014, as compared with $50,090 for the three months ended May 31, 2013. Our operating expenses for the three months ended May 31, 2014 consisted mainly of officer compensation of $30,000, professional fees of $7,156, consultancy fees of $335, amortization expenses of $6,875 and travel expenses of $1,250. Our operating expenses for the three months ended May 31, 2013 consisted mainly of officer compensation of $ 13,560, professional fees of $8,307, custodian fees of $15,600, and travel expenses of $9,100.

We incurred a net loss of $56,461 for the three months ended May 31, 2014, as compared with a net loss of $50,090 for the three months ended May 31, 2013.

Capital Resources and Liquidity

As of May 31, 2014, we had $102,915 in current

assets and current liabilities in the amount of $230,549. Accordingly, we had a working capital deficit of $127,633 as of May 31, 2014.

Mr. Lee, our officer and director, loaned a net of $36,448 to us during the three months ended May 31, 2014 and is owed a total of $228,299 as of that date. The amounts are unsecured, non-interest bearing and due on demand. Although he has no obligation to do so, we expect that Mr. Lee will from time to time provide working capital loans to us to support our existence. For the short term, this may prove adequate to continue functioning as a public company for a period of time, but this will not sustain us in the long term.

On July 3, 2013, our wholly owned subsidiary, Luckycom, Ltd. in Hong Kong, entered into an employment agreement with Lee. The agreement is for two years and provides annual compensation of $120,000, and other benefits. This agreement will materially impact our cash needs in the future, as any investment money we happen to bring into our company will be used to pay Mr. Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan in other areas.

Despite having $73,123 in cash as of May 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the three months ended May 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

Our planned operations will be in the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk. Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended May 31, 2013. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at May 31, 2013.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have negative working capital, have incurred losses since inception of $318,643, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We only have one officer and director. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	August 6, 2014

By:	/s/ Kingrich Lee ______________________ Kingrich Lee
Title:	Chief Executive Officer and Director