Form 10-Q
period 2014-08-31
LUCKYCOM INC
filed 2014-09-19
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 common shares as of September 2, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of August 31, 2014 and February 28, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended August 31, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended August 31, 2014 and 2013 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	August 31, 2014	February 28, 2014
Current assets
Cash and cash equivalents	$25,224	$94,320

Other asset
Drug license, net of $32,083 and $18,333 amortization	22,917	36,667

TOTAL ASSETS	$48,141	$130,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,313	$10,308
Due to officer	235,965	191,851
Total Liabilities	238,278	202,159

Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,500,000 shares issued and outstanding	105,000	105,000
Additional paid in capital	86,000	86,000
Stock subscription receivable	—	—
Accumulated other comprehensive income	10	10
Accumulated deficit	(381,147)	(262,182)
Total Stockholders’ Deficit	(190,137)	(71,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,141	$130,987

See accompanying notes to financial statements.

F-1

LUCKYCOM, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
TOTAL OPERATING EXPENSES	$62,504	$52,638	$118,965	$102,728

NET LOSS	$(62,504)	$(52,638)	$(118,965)	$(102,728)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,500,000	10,320,652	10,500,000	10,160,326

See accompanying notes to financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(118,965)	$(102,728)
Amortization of drug license	13,750
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(9,344)
Increase (decrease) in accrued expenses	1,349	(10,014)
Net Cash Used in Operating Activities	(113,210)	(112,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from collection of stock subscriptions	—	129,766
Proceeds from officer loans	44,114	56,176
Repayments of officer loans	—	(27,169)
Net Cash Provided by Financing Activities	44,144	158,773

Exchange rate effect on cash	—	—

Net Increase in Cash and Cash Equivalents	(69,096)	46,031
Cash and cash equivalents, beginning of period	94,320	—
Cash and cash equivalents, end of period	$25,224	$46,031

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Drug license acquire for common shares	$—	$55,000

See accompanying notes to financial statements.

F-3

LUCKYCOM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated unaudited interim financial statements of Luckycom, Inc., (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form S-1 filed with the SEC on June 11, 2014.

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

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $381,147 as of August 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned a net of $44,114 to the Company during the six months ended August 31, 2014 and is owed a total of $235,965 as of that date.  The amounts are unsecured, non-interest bearing and due on demand.

F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Any failure to raise money will have the effect of delaying the timeframes in our business plan, which is detailed below. We may have to push back the dates on these activities in the event we are unable to secure financing.

Secure Necessary Funds. As a continuous effort, we plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $308,500 of funding in the next 12 months. We have $25,224 in cash as of August 31, 2014, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Kingrich Lee will spearhead our financing efforts. We have not had any discussion with funding sources. We may have to engage a broker dealer to help with any private sales thereafter, but have not taken any steps to reach out to any brokerage firms yet.

Regulatory Affairs Consultant. We will first engage a regulatory affairs consultant firm lead by a licensed pharmacist to help guide us through the WHO Prequalification Program. We hope to have this step completed by October of 2014, with the caveat that this or another estimated timing of the steps of our plan of operation is subject to our ability to raise funds.

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

Compensate Management. Our wholly-owned subsidiary, Luckycom Ltd., entered into an employment agreement with Kingrich Lee. His salary is set forth in the section titled “Executive Compensation.” We have paid him $60,000 for the six months ended August 31, 2014. He is entitled to $120,000 per year under the terms of his employment agreement.

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

Results of Operations for the Three Months Ended August 31, 2014 and 2013

From our inception on January 2, 2013 to August 31, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

We had operating expenses of $62,504 for the three months ended August 31, 2014, as compared with $52,638 for the three months ended August 31, 2013. Our operating expenses for the three months ended August 31, 2014 consisted mainly of officer compensation of $30,032, professional fees of $6,329, consultancy fees of $NIL, amortization expenses of $6,875 and travel expenses of $2,600. Our operating expenses for the three months ended August 31, 2013 consisted mainly of officer compensation of $19,280, professional fees of $16,000, custodian fees of $ 5,200, and travel expenses of $2,706.

We had operating expenses of $118,965 for the six months ended August 31, 2014, as compared with $102, 728 for the six months ended August 31, 2013. Our operating expenses for the six months ended August 31, 2014 consisted mainly of officer compensation of $60,032, professional fees of $13,485, consultancy fees of $335, amortization expenses of $13,750 and travel expenses of $3,851. Our operating expenses for the six months ended August 31, 2013 consisted mainly of officer compensation of $19,280, professional fees of $23,596, custodian fees of $ 20,800, and travel expenses of $10,327.

We incurred a net loss of $62,504 for the three months ended August 31, 2014, as compared with a net loss of $52,638 for the three months ended August 31, 2013. We incurred a net loss of $118,965 for the six months ended August 31, 2014, as compared with a net loss of $102,728.32 for the six months ended August 31, 2013.

Capital Resources and Liquidity

As of August 31, 2014, we had $25,224 in current assets and current liabilities in the amount of $238,278. Accordingly, we had a working capital deficit of $213,054 as of August 31, 2014.

Mr. Lee, our officer and director, loaned a net of $44,114 to us during the six months ended August 31, 2014 and is owed a total of $235,965 as of that date. The amounts are unsecured, non-interest bearing and due on demand. Although he has no obligation to do so, we expect that Mr. Lee will from time to time provide working capital loans to us to support our existence. For the short term, this may prove adequate to continue functioning as a public company for a period of time, but this will not sustain us in the long term.

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

Despite having $25,224 in cash as of August 31, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the six months ended August 31, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended August 31, 2013. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at August 31, 2013.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have negative working capital, have incurred losses since inception of $381,147, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of August 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending August 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We only have one officer and director. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended August 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	September 19, 2014

By:	/s/ Kingrich Lee ______________________ Kingrich Lee
Title:	Chief Executive Officer and Director