Form 10-Q
period 2014-11-30
LUCKYCOM INC
filed 2015-01-14
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 common shares as of January 14, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2014 and February 28, 2014 (unaudited);
F-2	Consolidated Statements of Operations for the three and nine months ended November 30, 2014 and 2013 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended November 30, 2014 and 2013 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Nov 30, 2014	Feb 28, 2014
ASSETS
Current assets
Cash and cash equivalents	$93,076	$94,320

Other asset
Drug license, net of $38,958 and $18,333 amortization	16,042	36,667

TOTAL ASSETS	$109,118	$130,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,313	$10,308
Due to officer	378,210	191,851
Total Liabilities	380,523	202,159

Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,500,000 shares issued and outstanding	105,000	105,000
Additional paid in capital	86,000	86,000
Stock subscription receivable	—	—
Accumulated other comprehensive income	10	10
Accumulated deficit	(462,415)	(262,182)
Total Stockholders’ Deficit	(271,405)	(71,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$109,118	$130,987

See accompanying notes to unaudited consolidated financial statements.

F-1

LUCKYCOM, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended Nov 30, 2014	Three Months Ended Nov 30, 2013	Nine Months Ended Nov 30, 2014	Nine Months Ended Nov 30, 2013
TOTAL OPERATING EXPENSES	$81,268	$41,830	$200,233	$144,558

NET LOSS	$(81,268)	$(41,830)	$(200,233)	$(144,558)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,500,000	10,500,000	10,500,000	10,272,727

See accompanying notes to unaudited consolidated financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended Nov 30, 2014	Nine Months Ended Nov 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(200,233)	$(144,558)
Amortization of drug license	20,625	—
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(7,995)	366
Net Cash Used in Operating Activities	(187,603)	(144,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from collection of stock subscriptions	—	135,999
Proceeds from officer loans	186,359	66,145
Repayments of officer loans	—	(27,169)
Net Cash Provided by Financing Activities	186,359	174,975

Exchange rate effect on cash	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	(1,244)	30,783
Cash and cash equivalents, beginning of period	94,320
Cash and cash equivalents, end of period	$93,076	$30,783

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Drug license acquire for common shares	$—	$55,000

See accompanying notes to unaudited consolidated financial statements..

F-3

LUCKYCOM, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED NOVEMBER 30, 2014

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2014 as reported in the Company’s Form S-1 have been omitted.

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

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended November 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $462,415 as of November 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned a net of $186,359 to the Company during the nine months ended November 30, 2014 and is owed a total of $378,210 as of that date.  The amounts are unsecured, non-interest bearing and due on demand.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through the issue date of the financial statements and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

If we are not able to raise the full $308,500 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated at $38,500 in the next twelve months. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the following activities:

  establishing an agreement with a regulatory affairs consultant firm ($30,000, by February 2015);

  establishing a supply agreement with an Active Pharmaceutical Ingredient (API) manufacturer for Artesuante ,Amodiaquine supplies with WHO prequalification ($30,000, by March 2015);

  establishing a manufacturing agreement with one manufacturer with MHRA(UK) compliant facilities ($40,000, by April 2015); and

  working on the application process with WHO under its the prequalification program ($50,000, from June 2015).

Any failure to raise money will have the effect of delaying the timeframes in our business plan, which is detailed below. We may have to push back the dates on these activities in the event we are unable to secure financing.

Secure Necessary Funds. As a continuous effort, we plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $308,500 of funding in the next 12 months. We have $93,076 in cash as of November 30, 2014, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Kingrich Lee will spearhead our financing efforts. We have not had any discussion with funding sources. We may have to engage a broker dealer to help with any private sales thereafter, but have not taken any steps to reach out to any brokerage firms yet.

Regulatory Affairs Consultant. We will first engage a regulatory affairs consultant firm lead by a licensed pharmacist to help guide us through the WHO Prequalification Program. We hope to have this step completed by February 2015, with the caveat that this or another estimated timing of the steps of our plan of operation is subject to our ability to raise funds.

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

API Ingredients Manufacturers. We will next need to join with active pharmaceutical ingredient (API) manufacturers for different ingredients that we will need for our antimalarial drug Consunate . We hope to have this step completed by March 2015, or soon after we hire our consultant. These manufacturers will have already gained access for their ingredients under the WHO prequalification program and will be able to provide insight about how to maneuver through the prequalification process. We plan to pay these suppliers in shares of our common stock and cash. We believe we will need $30,000 to establish a contract if we had to pay cash alone. We anticipate that Kingrich Lee and our future consultant will spearhead efforts to locate and enter into an agreement with API manufacturers.

The cash outlay will likely allow us to enter into an agreement to work together in our application with the WHO. Additional costs associated with product samples, testing and responding to WHO questions in the prequalification process are likely but unknown at this point. We may have to raise more money that we anticipate and take additional steps we have not yet considered.

MHRA (UK) Manufacturer. We currently have no manufacturing facility. We plan to rely on a contract manufacturer to produce both drug substances and drug products. We have identified one manufacturing plant with MHRA(UK) compliant facilities for manufacturing activities located in India, which is not affiliated with Mr. Lee, our company or the companies that Mr. Lee owns. In the next twelve months, if we are able to obtain funding, we plan to work with one MHRA(UK) compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to have this step in the process underway by April 2015. We believe it will cost us $40,000 in the next twelve months to negotiate with this manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail more funds. We do not believe we will get to that stage in the next twelve months. We will have to raise more than the $308,500 we plan to raise in the next twelve months to achieve that step in the process. We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Kingrich Lee and our future consultant will spearhead our efforts to locate our manufacturing needs.

Prepare and Apply for the Prequalification Program with the WHO. It takes anywhere from 3 months to 3 years to gain access to the WHO program for international tenders. We believe that it will cost approximately $50,000 to apply for the Prequalification Program. This will include the cost of completing CRO, GCP and GLP activities, manufacturing of drugs samples, preparing drug dossiers and bioequivalent studies, and traveling expenses to establish contacts with international distributors. We hope to be underway by June 2015. As stated earlier, we will first need to retain a consultant to guide us through this process and all costs stated above are estimates only provided by management and subject to change.

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

Compensate Management. Our wholly-owned subsidiary, Luckycom Ltd., entered into an employment agreement with Kingrich Lee. We have paid him $99,839 for the nine months ended November 30, 2014. He is entitled to $120,000 per year under the terms of his employment agreement.

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

Results of Operations for the Three and Nine Months Ended November 30, 2014 and 2013

From our inception on January 2, 2013 to November 30, 2014 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

We had operating expenses of $81,268 for the three months ended November 30, 2014, as compared with $41,830 for the three months ended November 30, 2013. Our operating expenses for the three months ended November 30, 2014 consisted mainly of officer compensation of $39,807, professional fees of $2,277, consultancy fees of NIL, amortization expenses of $6,875 and travel expenses of $5,177. Our operating expenses for the three months ended November 30, 2013 consisted mainly of officer compensation of $29,884, professional fees of $2,293, custodian fees of NIL, and travel expenses of $1,772.

We had operating expenses of $200,233 for the nine months ended November 30, 2014, as compared with $144,558 for the nine months ended November 30, 2013. Our operating expenses for the nine months ended November 30, 2014 consisted mainly of officer compensation of $99,839, professional fees of $15,763, consultancy fees of NIL, amortization expenses of $20,625 and travel expenses of $9,028. Our operating expenses for the nine months ended November 30, 2013 consisted mainly of officer compensation of $49,165, professional fees of $25,889, custodian fees of $20,800, and travel expenses of $12,099.

We incurred a net loss of $81,268 for the three months ended November 30, 2014, as compared with a net loss of $41,830 for the three months ended November 30, 2013. We incurred a net loss of $200,233 for the nine months ended November 30, 2014, as compared with a net loss of $144,558 for the nine months ended November 30, 2013.

Capital Resources and Liquidity

As of November 30, 2014, we had $93,076 in current assets and current liabilities in the amount of $380,523. Accordingly, we had a working capital deficit of $287,447 as of November 30, 2014.

Mr. Lee, our officer and director, loaned a net of $186,359 to us during the nine months ended November 30, 2014 and is owed a total of $378,210 as of that date. The amounts are unsecured, non-interest bearing and due on demand. Although he has no obligation to do so, we expect that Mr. Lee will from time to time provide working capital loans to us to support our existence. For the short term, this may prove adequate to continue functioning as a public company for a period of time, but this will not sustain us in the long term.

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

Despite having $93,076 in cash as of November 30, 2014, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the nine months ended November 30, 2013. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended November 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Use of Estimates

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended November 30, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at November 30, 2014.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have negative working capital, have incurred losses since inception of $462,415, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of November 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of November 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•          We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending November 30, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended November 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	January 14, 2015

By:	______________________ Kingrich Lee
Title:	Chief Executive Officer and Director