Form 10-K
period 2015-02-28
LUCKYCOM INC
filed 2015-06-01
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2015

Commission file number 333-187874

Luckycom, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1790 Hughes Landing Blvd. Suite 400,
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

281-668-8266

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Available.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 10,500,000 as of May 26, 2015.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	32

PART I

Item 1. Business

Business of Company

We were incorporated on January 2, 2013 under the laws of the State of Nevada. Our principal executive offices are located at Level 8, Two Exchange Square, 8 Connaught Place Central, Hong Kong, and we have a backup office located at Flat E , 38/F, Tower 10, Island Harbourview, 11 Hai Foi Road, Kowloon, Hong Kong. We also maintain an office at 1790 Hughes Landing Blvd. Suite 400, The Woodlands, Texas 77380. Our telephone number is 281-668-8266. Our fiscal year end is February 28.

We plan to be in the business of marketing, distributing and selling pharmaceutical medicines in international tenders managed by World Health Organization-Geneva (WHO).

On July 3, 2013, we entered into a license agreement (the “Agreement”), which was amended on July 30, 2013 and again on October 15, 2013, with Luckycom Pharma Pte. Ltd. based out of Singapore and acquired the exclusive and worldwide rights to manufacture, have manufactured, distribute, sell, market and promote the antimalarial medicine Cosunate (artesunate-amodiaquine kit tablets). We paid Luckycom Pharma 500,000 shares of our common stock valued at $0.11 per share for the two year license. Under the Agreement, we also acquired an option to purchase Cosunate intellectual property from Luckycom Pharma for 9,000,000 shares of our common stock.

Luckycom Pharma is owned by our officer and director, Kingrich Lee, and, as such, the Agreement is considered a related party transaction. The shares paid under the Agreement belong to Mr. Kingrich through his company Luckycom Pharma. Moreover, the value set at $0.11 per share was arbitrarily chosen, was not the result of an arm’s length valuation process and does not reflect our book value or any other objective criteria of value.

Mr. Lee has been instrumental in working with his Singapore company to establish a business arrangement suitable to both parties. It is intended that Luckycom Pharma will focus on R&D and generic and renovated drugs development, and we work to gain acceptance with the WHO prequalification program and thereafter to supply bulk medicines to international tenders. We amended the terms of the Agreement on July 30, 2013 with Luckycom Pharma to provide that Luckycom Pharma would develop the products, as was envisioned by the parties originally but erroneously drafted in the Agreement. The Agreement provided that we (and not Luckycom Pharma) acquired the license to “develop” the products. To remedy this, we entered into the amendment to provide that Luckycom Pharma retained the right to develop the products.

We again amended the Agreement on October 15, 2013 to restrict the antimalarial medicines subject to our license to only Cosunate (Generic Name: Artesunate+amodiaquine). The Agreement originally granted us a license to seven antimalarial medicines. The amendment also limited our option to just acquiring Cosunate intellectual property from Luckycom Pharma. We believe that the focus on just one antimalarial medicine will help reduce the complexity of maneuvering through the prequalification process with the WHO. It will also enable us to join with only one MHRA compliant GMP drugs manufacturer instead of multiple manufacturers.

Luckycom Pharma started developing antimalarial drugs in 2005. At present, Luckycom Pharma has developed a range of antimalarial drugs that includes:

1.	Artemether injection;
2.	Artesunate-Amodiaquine tables; and
3.	Other Artemisinine based drugs.

With our license of Artesunate-Amodiaquine, in the next twelve months and beyond, we plan to qualify and gain acceptance in international public tenders, through the prequalification program process with the WHO under the rules of the International Pharmacopoeia. We will focus on the following activities in the pursuit of our business:

  Establish the management team to work on our pharmaceutical operations ($500,000 by October 2015); and
  Establish a manufacturing agreement with one manufacturer with MHRA(UK) complaint facilities and working on the application process with the WHO under the prequalification program ($500,000 by November 2015).

On July 3, 2015, our two year license agreement with Luckycom Pharma will expire. We will have to renegotiate our two year license agreement with Luckycom Pharma or exercise our option to purchase the Cosunate intellectual property from Luckycom Pharma outright. We have had several setbacks attempting to raise capital to implement the aforementioned business pursuits. We have not yet decided whether we will seek to extend the license or acquire the Cosunate intellectual property from Luckycom Pharma under our option, but we intend to select the alternative that will best achieve our intended goals. Our primary goal is to raise capital.

Because of the evolving nature of the WHO prequalification program and our lack of capital necessary to commence the process, our timeframes included in this Annual Report are subject to change. We have recently learned that the WHO has revised the International Pharmacopeia and prequalification guidelines for antimalarial drugs from 2010-2014. As a result, all antimalarial drug manufacturers must update their drugs to the latest compliance with WHO these guidelines. This may have a delaying effect on the process.

Malaria

The following information is taken from the WHO Fact sheet N°94

Updated December 2013 (http://www.who.int/mediacentre/factsheets/fs094/en/)

Key facts:

•	Malaria is a life-threatening disease caused by parasites that are transmitted to people through the bites of infected mosquitoes.
•	In 2012, malaria caused an estimated 627 000 deaths (with an uncertainty range of 473 000 to 789 000), mostly among African children
•	Malaria is preventable and curable.
•	Increased malaria prevention and control measures are dramatically reducing the malaria burden in many places.
•	Non-immune travellers from malaria-free areas are very vulnerable to the disease when they get infected.

According to the latest estimates, released in December 2013, there were about 207 million cases of malaria in 2012 (with an uncertainty range of 135 million to 287 million) and an estimated 627 000 deaths (with an uncertainty range of 473 000 to 789 000). Malaria mortality rates have fallen by 45% globally since 2000, and by 49% in the WHO African Region.

Most deaths occur among children living in Africa where a child dies every minute from malaria. Malaria mortality rates among children in Africa have been reduced by an estimated 54% since 2000.

Malaria is caused by Plasmodium parasites. The parasites are spread to people through the bites of infected Anopheles mosquitoes, called "malaria vectors", which bite mainly between dusk and dawn.

There are four parasite species that cause malaria in humans:

•	Plasmodium falciparum
•	Plasmodium vivax
•	Plasmodium malariae
•	Plasmodium ovale.

Plasmodium falciparum and Plasmodium vivax are the most common. Plasmodium falciparum is the most deadly.

In recent years, some human cases of malaria have also occurred with Plasmodium knowlesi – a species that causes malaria among monkeys and occurs in certain forested areas of South-East Asia.

Transmission

Malaria is transmitted exclusively through the bites of Anopheles mosquitoes. The intensity of transmission depends on factors related to the parasite, the vector, the human host, and the environment.

About 20 different Anopheles species are locally important around the world. All of the important vector species bite at night. Anopheles mosquitoes breed in water and each species has its own breeding preference; for example some prefer shallow collections of fresh water, such as puddles, rice fields, and hoof prints. Transmission is more intense in places where the mosquito lifespan is longer (so that the parasite has time to complete its development inside the mosquito) and where it prefers to bite humans rather than other animals. For example, the long lifespan and strong human-biting habit of the African vector species is the main reason why more than 90% of the world's malaria deaths are in Africa.

Transmission also depends on climatic conditions that may affect the number and survival of mosquitoes, such as rainfall patterns, temperature and humidity. In many places, transmission is seasonal, with the peak during and just after the rainy season. Malaria epidemics can occur when climate and other conditions suddenly favour transmission in areas where people have little or no immunity to malaria. They can also occur when people with low immunity move into areas with intense malaria transmission, for instance to find work, or as refugees.

Human immunity is another important factor, especially among adults in areas of moderate or intense transmission conditions. Partial immunity is developed over years of exposure, and while it never provides complete protection, it does reduce the risk that malaria infection will cause severe disease. For this reason, most malaria deaths in Africa occur in young children, whereas in areas with less transmission and low immunity, all age groups are at risk.

Symptoms

Malaria is an acute febrile illness. In a non-immune individual, symptoms appear seven days or more (usually 10–15 days) after the infective mosquito bite. The first symptoms – fever, headache, chills and vomiting – may be mild and difficult to recognize as malaria. If not treated within 24 hours, P. falciparum malaria can progress to severe illness often leading to death. Children with severe malaria frequently develop one or more of the following symptoms: severe anaemia, respiratory distress in relation to metabolic acidosis, or cerebral malaria. In adults, multi-organ involvement is also frequent. In malaria endemic areas, persons may develop partial immunity, allowing asymptomatic infections to occur.

For both P. vivax and P. ovale, clinical relapses may occur weeks to months after the first infection, even if the patient has left the malarious area. These new episodes arise from dormant liver forms known as hypnozoites (absent in P. falciparum and P. malariae); special treatment – targeted at these liver stages – is required for a complete cure.

Who is at risk?

Approximately half of the world's population is at risk of malaria. Most malaria cases and deaths occur in sub-Saharan Africa. However, Asia, Latin America, and to a lesser extent the Middle East and parts of Europe are also affected. In 2013, 97 countries and territories had ongoing malaria transmission.

Specific population risk groups include:

•	young children in stable transmission areas who have not yet developed protective immunity against the most severe forms of the disease;
•	non-immune pregnant women as malaria causes high rates of miscarriage and can lead to maternal death;
•	semi-immune pregnant women in areas of high transmission. Malaria can result in miscarriage and low birth weight, especially during first and second pregnancies;
•	semi-immune HIV-infected pregnant women in stable transmission areas, during all pregnancies. Women with malaria infection of the placenta also have a higher risk of passing HIV infection to their newborns;
•	people with HIV/AIDS;
•	international travellers from non-endemic areas because they lack immunity;
•	immigrants from endemic areas and their children living in non-endemic areas and returning to their home countries to visit friends and relatives are similarly at risk because of waning or absent immunity.

Diagnosis and treatment

Early diagnosis and treatment of malaria reduces disease and prevents deaths. It also contributes to reducing malaria transmission.

The best available treatment, particularly for P. falciparum malaria, is artemisinin-based combination therapy (ACT).

WHO recommends that all cases of suspected malaria be confirmed using parasite-based diagnostic testing (either microscopy or rapid diagnostic test) before administering treatment. Results of parasitological confirmation can be available in 15 minutes or less. Treatment solely on the basis of symptoms should only be considered when a parasitological diagnosis is not possible. More detailed recommendations are available in the Guidelines for the treatment of malaria (second edition).

Antimalarial drug resistance

Resistance to antimalarial medicines is a recurring problem. Resistance of P. falciparum to previous generations of medicines, such as chloroquine and sulfadoxine-pyrimethamine (SP), became widespread in the 1970s and 1980s, undermining malaria control efforts and reversing gains in child survival.

In recent years, parasite resistance to artemisinins has been detected in four countries of the Greater Mekong subregion: Cambodia, Myanmar, Thailand and Viet Nam. While there are likely many factors that contribute to the emergence and spread of resistance, the use of oral artemisinins alone, as monotherapy, is thought to be an important driver. When treated with an oral artemisinin-based monotherapy, patients may discontinue treatment prematurely following the rapid disappearance of malaria symptoms. This results in incomplete treatment, and such patients still have persistent parasites in their blood. Without a second drug given as part of a combination (as is provided with an ACT), these resistant parasites survive and can be passed on to a mosquito and then another person.

If resistance to artemisinins develops and spreads to other large geographical areas, the public health consequences could be dire, as no alternative antimalarial medicines will be available for at least five years.

WHO recommends the routine monitoring of antimalarial drug resistance, and supports countries to strengthen their efforts in this important area of work.

More comprehensive recommendations are available in the WHO Global Plan for Artemisinin Resistance Containment (GPARC), which was released in 2011.

Factsheet on the World Malaria Report 2013

The following information is taken from the WHO Factsheet on the World Malaria Report 2013

  (http://www.who.int/malaria/media/world_malaria_report_2013/en)

Disease burden in 2012

Malaria is an entirely preventable and treatable mosquito-borne illness. In 2013, 97 countries had on-going malaria transmission.

An estimated 3.4 billion people are at risk on malaria, of which 1.2 billion are at high risk. In high-risk areas, more than one malaria case occurs per every 1000 population.

There were an estimated 207 million cases of malaria in 2012 (uncertainty range: 135 – 287 million) and an estimated 627 000 deaths (uncertainty range: 473 000 – 789 000). 90% of all malaria deaths occur in sub-Saharan Africa, and 77% occur in children under five.

In 2012, malaria killed an estimated 483 000 children under five years of age. That is 1300 children every day, or one child almost every minute.

Between 2000 and 2012, the scale-up of interventions helped to reduce malaria incidence rates by 29% globally, and by 31% in the WHO African Region.

The global malaria mortality rate was reduced by 45% during the same period, while the decrease in the WHO African Region was 49%.

Between 2000 and 2012, an estimated 3.3 million lives were saved as a result of a scale-up of malaria interventions. 90%, or 3 million, of these lives saved are in the under-five age group, in sub-Saharan Africa.

Funding remains inadequate

International disbursements for malaria control rose from US$ 100 million in 2000 to US$ 1.94 billion in 2012 and US$ 1.97 billion in 2013. National government funding for malaria programmes has also increased since 2004 but not at the same pace; the total for 2012 was US$ 522 million.

The currently available funding is far below the resources required to reach universal coverage of interventions. An estimated US$ 5.1 billion is needed every year for this purpose. In 2012, the global total of international and domestic funding for malaria was US$ 2.5 billion – less than half of what is needed.

Progress towards global targets

52 countries are on track to reduce their malaria case incidence rates by 75%, in line with World Health Assembly and Roll Back Malaria targets for 2015. These 52 countries only account for 4% (8 million) of the total estimated malaria cases. 59 countries are on track to meet the Millennium Development Goal target of reversing the incidence of malaria (between 2000 and 2015).

International targets for reducing malaria cases and deaths will not be attained unless considerable progress is made in the 18 most affected countries, which account for an estimated 80% of malaria cases. About 40% of malaria deaths occur in just two countries: Nigeria and the Democratic Republic of the Congo.

Trends in the scale-up of malaria interventions

In 2013, an estimated 136 million long-lasting insecticidal nets (LLINs) were delivered to endemic countries, a major increase over the 70 million bed nets that were delivered in 2012. About 200 million LLINs have been funded for delivery in 2014, suggesting an even stronger pipeline for 2014.

Population access to LLINs remains below the target of universal coverage and has not appreciably improved over the last two years because of the low numbers of LLINs delivered in 2011 and 2012.

In 2012, 135 million people (4% of the global population at risk of malaria) were protected by indoor residual spraying worldwide.

The expansion of access to rapid diagnostic tests (RDTs) and quality-assured artemisinin-based combination therapies (ACTs) has been increasing.

●	The volume of RDT sales to the public and private sectors of endemic countries has increased from 88 million in 2010 to 205 million in 2012. Between 2010 and 2012, the proportion of suspected malaria cases receiving a diagnostic test in the public sector increased from 44% to 64% globally, and from 37% to 61% in Africa.
●	The number of patients tested by microscopic examination increased to 188 million in 2012, with India accounting for over 120 million slide examinations.
●	In 2012, 331 million ACT courses were procured by the public and private sectors in endemic countries – up from 278 million in 2011, and just 11 million in 2005. ACTs are recommended as the first-line treatment for malaria caused by Plasmodium falciparum, the most deadly Plasmodium species that infects humans.

Malaria surveillance

The number of malaria cases detected by surveillance systems increased from an estimated 10% in 2010 to 14% in 2012. In 41 countries, it is not possible to make a reliable assessment of malaria trends due to incompleteness or inconsistency of reporting over time, changes in diagnostic practice or health service utilization. WHO urges endemic countries to strengthen their surveillance systems and vital registration systems.

Drug and insecticide resistance

Parasite resistance to artemisinin – the core compound of ACTs – has been detected in four countries in South-East Asia: in Cambodia, Myanmar, Thailand and Viet Nam. For now, ACTs remain effective in almost all settings, so long as the partner drug in the combination is locally effective. The Global plan for artemisinin resistance containment, released in 2011, contains strategic guidance from WHO on how to manage this global threat.

WHO currently recommends chloroquine for the treatment of P. vivax malaria where the drug remains effective. Parasite resistance to chloroquine has been confirmed in 10 countries thus far. WHO recommends ACTs for the treatment of chloroquine-resistant P. vivax malaria. 13 additional countries have observed treatment or prophylactic failure with chloroquine but further studies are required to confirm resistance in those countries.

Mosquito resistance to at least one insecticide used for malaria control has been identified in 64 countries around the world. The Global plan for insecticide resistance management in malaria vectors, released in 2012, contains a five-pillar strategy on managing the threat of insecticide resistance.

Our Pharmaceutical Products under License

Cosunate is fully developed under the standards of the FDA in India and is available for sale there, but has not been approved under the prequalification program of the WHO. Luckycom Pharma has never sold any of its drugs commercially in any jurisdiction, including Consunate.

Our licensed product Cosunate will undergo further testing and may need refinement under the standards of the WHO. We are not certain what it will take to make our currently developed medicine “ready” for international tenders. Therefore, the anticipated costs of testing and refinement are unknown at the present time, but will be unveiled as we move forward with the preliminary activities and application process. Below is the current information we have on Cosunate.

Artesunate-Amodiaquine (Our Brand Name: Cosunate)

Artesunate-amodiaquine is a fixed-dose artemisinin-based combination therapy (ACT) indicated for the treatment of acute uncomplicated Plasmodium falciparum malaria. It was launched in 2007 as an affordable treatment for malaria, devised by DNDi in partnership with Sanofi-Aventis. At present, Sanofi Aventis, Cipla Pharma, Ipca Pharma passed WHO PQP for Artesunate-Amodiaquine, in 3+3,6+6,12+12 tablets forms for child, Junior, Adult forms.

Our Business Strategy

We have licensed the antimalarial drug Cosunate from Luckycom Pharma. We now plan to qualify and gain acceptance in international public tenders, through the prequalification program process with the WHO under the rules of the International Pharmacopoeia.

We aware of only a few firms that are approved under the WHO prequalification program for antimalarial drugs as of October 2013. Despite there being 30,000 or more pharmaceuticals companies, there are only a few approved WHO-Geneva qualified firms for antimalarial drugs. While the Chinese have been using effective medicines for centuries to treat Malaria, like artemisinin, these drugs have only been used beyond China in the pharmaceutical industry in the last decade. ( http://www.patient.co.uk/doctor/malaria-pro ). Furthermore, the WHO has stated that “The pre-qualification of artemisinin pharmaceutical products by WHO is hindered by the lack of "originator products" for most ACTs, i.e. medicines approved by stringent drug regulatory  authorities  against  which  generic  companies  are  compared  through  bioequivalence studies.”

(http://www.google.com/url?sa=t&rct=j&q=&esrc=s&frm=1&source=web&cd=2&ved=0CDAQFjAB&url=http%3A%2F%2Fwww.who.int%2Fmalaria%2Fpublications%2Fmtgmanufacturersartemisininderivatives.pdf&ei=VuIDU5GCK8X6oAT2lICAAQ&usg=AFQjCNG-YHWwhjyuHVT-K_jqlMBYAiJDBQ&sig2=1ffj9eMewNhvZbM5c2JuCg)

The few number of WHO qualified firms may also be the result of the proliferation of substandard artemisinin based medicines.  The lack of regulation in underdeveloped countries has resulted in substandard artemisinin medicines and counterfeit drugs entering the market to compete with WHO approved companies.

(http://www.who.int/malaria/publications/atoz/9789241500838/en/index.html)( http://www.google.com/url?sa=t&rct=j&q=&esrc=s&frm=1&source=web&cd=10&ved=0CHIQFjAJ&url=http%3A%2F%2Ffightingmalaria.org%2Fpdfs%2FAFMTreatmentPolicyPaper.pdf&ei=EcEDU6HwFJLBoATPqICoAQ&usg=AFQjCNGLaZ4-6myVHQF8BzXkpgforK532w&sig2=fLN55bP9MfskecZTGus-9g ).

Luckycom Pharma has developed the full range of antimalarial drugs. As such, we, through our license with Luckycom Pharma, have some knowledge in antimalarial drugs. Moreover, our product, Consunate (Artesunate-Amodiaquine), is an artemisinin-based combination therapy (ACT) that does not lack originator products to hinder bioequivalent studies as with some other ACTs.  Several firms have already prequalified Artesunate-Amodiaquine with the WHO.  As for the lack of regulation and substandard medicines in the market, we realize that we will have to spend a lot of time and energy to prequalify with the WHO and, if and when that process is completed, we may very well have to compete with companies offering substandard or counterfeit drugs at cheaper prices in underdeveloped areas of the world. While this is an obstacle, we feel that making Consunate WHO qualified will benefit us in the long run as countries focus on better regulations to combat unsafe and drugs, effectively weeding our unsavory competition.

There is no assurance that we will be able to prequalify under the WHO program.

Cosunate has gone through the Indian FDA registration process. While we are legally registered in India and will be ready for sales once we have established an outsource manufacturer, distribution channels and end consumers, our business strategy is not focused in this direction at the present time.

Our officer and director, working for Luckycom Pharma has discovered from previous experience that a business model based on sales in a limited geographic area is unfruitful. In 2009, Luckycom Pharma visited different distributors covering around 20 countries in Africa, Asia, and Sudan under the “Luckycom UK” brand name.  Also at the time, Luckycom Pharma engaged in the FDA registration process in Malawi and, although an inspection of its facilities was made and approved, Luckycom Pharma never finished the registration process. During this time and at present, the WHO prequalification guidelines for antimalarial drugs revised a more large scale operation was not possible for these venues and the company needed additional financing. The normal drug exporter strategy was unsuitable for Luckycom Pharma. Luckycom Pharma has never sold any of its drugs commercially in any jurisdiction. As a result, Luckycom Pharma decided to hold off, seek additional funding, and reevaluate its business model.

The problems experienced by Luckycom Pharma are summarized by limited resources, a limited geographic sales market, and the burden to register under each country’s FDA laws before expansion was possible.

Learning from past experiences, we have opted for a more international approach and focus on the public sector. We believe that a viable and more lucrative market exists for us in this space than to focus on any regional private sector. We hope to qualify and gain acceptance in international public tenders, through the prequalification program process with the WHO under the rules of the International Pharmacopoeia and seek public opportunities in this venue.

Preliminary Activities before Applying for the Prequalification Program

The prequalification project was started in 2001 to assure medicinal products supplied for procurement meet WHO norms and standards with respect to quality, safety and efficacy (http://www.who.int/medicines/). Specifically, it is a requirement that the submitted product dossier is assessed and found acceptable, and that the manufacturing sites for the finished pharmaceutical product, as well as the API (Active Pharmaceutical Ingredient) manufacturer are both inspected and found to comply with WHO Good Manufacturing Practices (GMP).

In order to apply, we will first engage a regulatory affair consultant firm lead by a licensed pharmacist to help guide us through the WHO Prequalification Program. The pharmacist responsible for regulatory affairs will take care of the farming out and the completion of CRO, GCP and GLP activities, defined below, and prepare the dossier according to WHO norms.

Clinical Research Organization (CRO): A scientific organization (commercial, academic or other) to which a sponsor may transfer some of its tasks and obligations. Any such transfer should be defined in writing.

Good Clinical Practice (GCP): A standard for clinical studies which encompasses the design, conduct, monitoring, termination, audit, analyses, reporting and documentation of the studies and which ensures that the studies are scientifically and ethically sound and that the clinical properties of the pharmaceutical product (diagnostic, therapeutic or prophylactic) under investigation are properly documented.

Good Laboratory Practice (GLP): A quality system concerned with the organizational process and the conditions under which non-clinical health and environmental safety studies are planned, performed, monitored, recorded, archived and reported (OECD).

The regulatory affair consultant will represent our interests to coordinate different parties to collect all the necessary data and then to prepare the dossier for the WHO prequalification program. Since we have no prior experience in submitting an application for the prequalification program, the hired consultant will be invaluable in the process, and provide us the know-how to complete preliminary activities and submit the dossier. We therefore do not have more information on this aspect of the business plan, but instead, we plan to rely on the information and advise we gather from our consultant.

Secondly, we need to join with active pharmaceutical ingredient (API) manufacturers for Artesunate and amodiaquine that we will need for Cosunate.

Under our plan, we intend to submit the antimalarial drug Cosunate into the WHO Prequalification Program.  Accordingly, we need to engage with Artesuante,Amodiaquine APIs manufacturers with WHO prequalification. This means the API manufacturers will have already submitted their ingredients and gained acceptance under WHO prequalification program. Several to our knowledge have done this from January to August of 2013. We have not contacted any of them, however, nor do we have any agreements or understandings in place. We will have to raise money first.

Thirdly we will engage with one MHRA compliant GMP drugs manufacturer, with tablet facilities. With the samples manufactured in this MHRA plant with the ingredients from the API prequalified manufacturers, we plan to manufacture the samples and complete the CRO, GCP and GLP requirements. We plan to then appoint a Quality Control Laboratory (QCL) to conduct testing and analysis of medicine samples consistently and reliably. Finally, we plan to hire a Clinical Research Organization (CRO) firm to complete the bioequivalence and bioavailability studies to confirm following issues:

1.	Products to be prequalified are multisource (generic) products;

2.	Therapeutic equivalence generally demonstrated by bioequivalence study in CROs

3.	Findings of deficient and discrepant bioequivalence data and non-compliance with norms and standards for GCP (WHO) and GLP (WHO GPNPCL, and OECD as appropriate)

The work involved in completing the bioequivalence and bioavailability studies is a joint effort among our contract manufacturers that will provide samples and the QCL and CRO to provide the testing of samples. The timeframe for completing this and any other steps in the preliminary activities phase are unknown at this point in the process. We will need to retain a consultant, and contract with an API manufactures and an MHRA-UK approved drug manufacturer to manufacture the samples, finish the bioequivalent and bioavailability studies and prepare the dossier and then submit the Expression of Interest to the WHO. All these steps will uncover what additional testing and refinements will be needed for our drug, Consunate. We hope to have more information as we moves through the process. We hope to be underway conducting studies by October 2015. We believe that it will take us 2 to 3 years to complete the prequalification process.

According to WHO Prequalification of Medicines Program-Application Fee issued by the WHO effective on September 1, 2013, the fees for applications to prequalify a finished pharmaceutical product (FPP) are as follows:

First application accepted for evaluation in relation to an EoI medicine (FPP)	No fee
Second application accepted for evaluation relation to an EoI medicine (FPP) OR Application to prequalify a medicine that has been approved by an SRA	USD 3,000
Third application accepted for evaluation in relation to an EoI medicine (FPP)	USD 6,000
All other applications to prequalify an EoI medicine (FPP)	USD 8,000

(http://apps.who.int/prequal/info_general/documents/guidelines/application_fees/PQP_application_fees_September2013.pdf )

As such, we do not have to pay for our first application.

We have identified a qualified regulatory affair consultant, several API ingredients manufactures, and one MHRA complaint medicine manufacturer. We have not contacted any of them, nor have we entered into any agreement or understanding. We will have to first raise money.

Steps of the Prequalification Program

After we complete the above activities, we will file Consunate in an application under our name to participate in the WHO Prequalification Program. The application and drugs will be ours, under our license agreement, and the relative APIs and MHRA manufacturers will be participating parties within our WHO tender project. We will therefore be the “applicant” in the prequalification application, but will be part of a cooperation with the API manufacturers, MHRA manufacturers, CRO and others to work together to participate in international tenders. Manufacturer can certainly be competitors with us if cooperative terms are not fixed by agreement, but in the case of the contract manufacturers we plan to deal with, they are not interested in the marketing and distribution efforts involved in international tenders and instead focus on contract manufacturing work and the benefits of that long term cooperation. To further protect our interests, we plan to include non-compete provisions in our agreement with the contract manufacturer.

We will act as quarterback in the prequalification program. With the assistance of our hired consultant, we will establish relationships with the cooperative, delegate tasks, including testing and samples, prepare the dossiers, and field comments and requests from the WHO.

In close cooperation with national regulatory agencies and partner organizations, the Prequalification Program aims to make quality priority medicines available for the benefit of those in need. This is achieved through its evaluation and inspection activities, and by building national capacity for sustainable manufacturing and monitoring of quality medicines.

The strategy of the WHO Prequalification Program is as follows:

●	Apply unified standards of acceptable quality, safety and efficacy.

●	Comprehensively evaluate the quality, safety and efficacy of medicinal products, based on information submitted by the manufacturers, and inspection of the corresponding manufacturing and clinical sites.

●	Prequalify sources of active pharmaceutical ingredients by comprehensively evaluating the quality of the API based on information submitted by the manufacturers, and inspection of the corresponding manufacturing sites.

●	Prequalify quality control laboratories of pharmaceuticals.

●	Build the capacity of staff from national regulatory authorities, quality control laboratories, and from manufacturers or other private companies, to ensure medicines quality.

The list of prequalified medicinal products used for malaria produced by the Program is used principally by United Nations agencies including UNAIDS and UNICEF to guide their procurement decisions. But, the list has become a vital tool for any agency or organization involved in bulk purchasing of medicines, be this at country level, or at international level, as demonstrated by the Global Fund to Fight AIDS, Tuberculosis and Malaria.

The Prequalification Program, set up in 2001, is a service provided by the WHO to facilitate access to medicines that meet unified standards of quality, safety and efficacy for HIV/AIDS, malaria and tuberculosis. From the outset, the Program was supported by UNAIDS, UNICEF, UNFPA and the World Bank as a concrete contribution to the United Nations priority goal of addressing widespread diseases in countries with limited access to quality medicines.

Prequalification was originally intended to give United Nations procurement agencies, such as UNICEF the choice of a range of quality medicines. With time, the growing list of products (i.e. medicines) that have been found to meet the set requirements has come to be seen as a useful tool for anyone bulk purchasing medicines, including countries themselves and other organizations. For instance, the Global Fund to Fight AIDS, Tuberculosis and Malaria disburses money for medicines that have been prequalified by the WHO process.

Any applicant wishing their medicines to be included in the prequalified products list is invited to apply, provided the medicines are on the invitation for Expression of Interest (EOI). Each applicant must present extensive information on the product (or products) submitted to allow qualified assessment teams to evaluate its quality, safety and efficacy.

●	The applicant must also make its contract manufacturing sites to an inspection team which assesses working procedures for compliance with WHO Good Manufacturing Practices (GMP). Alternatively, the inspections carried out by stringent regulatory bodies are recognized and their work is not duplicated by WHO. The standards against which the assessment teams evaluate both the quality specifications of medicines and the manufacturing sites are based on the principles and practices agreed by the world’s leading regulatory agencies and adopted by the WHO Expert Committee on Specification for Pharmaceutical Preparations. In other words: The applicant provides a comprehensive set of data about the quality, safety and efficacy of its product, including details about the purity of all ingredients used in manufacture, data about finished products, such as information about stability, and the results of in vivo bioequivalence tests (clinical trials conducted in healthy volunteers).

●	The team of assessors evaluates all the data presented and if satisfied with the evidence sends the product to professional control testing laboratories contracted by WHO in France, South Africa or Switzerland for analytical verification of quality.

●	If the product is found to meet the specified requirements, and the manufacturing site complies with GMP, both the product linked to this manufacturing site and company are added to a list hosted by WHO on a public web site.

All product and manufacturing site requirements, standards used in evaluating the product and the profile of the inspection teams are outlined on this web site. The site also includes the list of prequalified medicines and their manufacturers.

The prequalification process takes a minimum of three months if the product meets all the required standards. When products do not meet the appropriate standards the process can be longer and if the manufacturer fails to prove the quality, safety and efficacy of its medicine it will not be prequalified. Inclusion in the list does not mean that the prequalified status of a product lasts forever. All medicines are re-qualified after five years, or earlier, if needed. WHO also carries out random quality control testing of prequalified medicines that have been supplied to countries.

Medicines which have been found to meet the required standards so far are from both brand name and generic manufacturers and include antimalarials.

Even though some larger firms are able to complete the process in a matter of months, we believe that it will take us 2 to 3 years to complete the prequalification process.

The following are the general steps taken under the WHO Prequalification Program.

•	Step 1. Submission of dossiers. The dossier details the product, including the product information, patient information and package inserts, interchangeability (bioequivalence studies), stability testing, and summaries of pharmacology, toxicology, and efficacy of the product. The dossier explains the regulatory status in other countries, indicates the active pharmaceutical ingredient(s) (API), lists the properties of the APIs, states the sites of manufacturing, explains the container/closure system and other packaging requirements and provides other specifications.

•	Step 2. Initial screening of dossiers. The dossier is initially screened for completeness and the applicant is notified of deficiencies.

•	Step 3. Assessment of dossiers. A team of experts (pharmaceutical development, bioequivalence, etc.) evaluates the dossier and provides the outcome to the applicant.

•	Step 4. Site inspection. An inspector is appointed that is technically qualified. An inspection team visits the manufacturing site and inspects according to WHO current good manufacturing practices (cGMP)

•	Step 5. Report on findings and recommendations. Reports are generated from the dossier assessment and inspection of site findings. These results are communicated to the applicant, API supplier and manufacturers. Additional information is often requested.

•	Step 6. Publication of evaluation results. If the applicant meets the standards, they are added to the prequalified suppliers’ list. The outcome is communicated to the applicant and the WHO Public Assessment Report is published on the WHO website.

•	Step 7. Sampling and testing. Random samples of product are supplied and further inspections continue. Any failures are communicated to the applicant.

•	Step 8. Reevaluation and reinspection. At regular intervals (minimum every three years), reavaluation and reinspection occurs, unless changes are made to the product by suppliers and/or manufacturers or there are other instances of complaints or misconduct revealed.

Post Prequalification Strategy

We have no assurance that we will meet the requirements necessary to be accepted under the prequalification program. We expect to be in the application process for at least two or three years, and maybe longer. If we are able to gain acceptance and prequalify with the WHO, our long term plan is to seek out public opportunities in this venue and participate in bulk supplying of medicines once we pass the Prequalification of Medicines Program managed by World Health Organization-Geneva (WHO). We do not have any agreements or understandings with any reputable agencies.

If we are unable to raise the necessary funds to implement our business, at best we will have to scale back our operations, which would mean it could take longer than 2 or 3 years to complete the prequalification program, and at worst we could go out of business. While our CEO, Kingrich Lee, has experience in the pharmaceutical industry, we have never applied for or been accepted in the WHO prequalification program. Our lack of resources combined with our lack of know-how makes it more difficult to gear up for and maneuver through the prequalification process.

If we are unable to complete the prequalification program, we will consider the opportunity we have to market Consunate in the local Indian market, since we are approved there to sell our product. We will consider this option as an alternative to going out of business. If we reach that point, we would have to weigh the benefits of the Indian market against our limited resources, a limited geographic sales market, and the burden to register under each country’s FDA laws before expansion would be possible.

If, however, we are able to raise the money we need, engage a regulatory affair pharmacist firm to prepare the dossier and complete CRO, GLP and GCP activities, locate APIs manufacturers with WHO prequalification and a manufacturer with UK MHRA complaint facilities, we believe that we will be able to participate in international public tenders and become a WHO-Geneva qualified medicine maker and marketer. We plan to submit Consunate to the program.

Manufacturing and Supply

We have identified one MHRA(UK) compliant contract manufacturer in India for manufacturing activities. We currently do not have any arrangements or understandings in place surrounding the use of any facilities at the present time. Given our stage of development, we have not yet established any agreements or arrangements with any manufacturers. However, in the next twelve months, if we are able to obtain funding, we plan to work with one MHRA(UK) compliant facility manufacturer to start the process of retrofitting its facility to meet WHO standards.

Subsequently, we will need to acquire samples from the MHRA(UK) manufacturers of Artesuante,Amodiaquine using ingredients from APIs manufacturers with WHO prequalification, finish the bioequivalent and bioavailability information from the GCP & GLP accredited CRO, and the regulatory affair pharmacist will prepare all relative drugs dossiers and filed to WHO-Geneva under the name of LUCKYCOM Inc. to participate international antimalarial business.

Sales and Marketing

Given our stage of development, we have not yet established commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. We plan to join with a European international tender distributor to carry out our distribution efforts, which can reduce the sales and marketing expenses we would otherwise have to incur alone. We do not have any agreements or understandings with this distributor at this moment.

We plan to register and sell the antimalarial drug Consunate in direct participation with international tender business.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic drug companies, academic institutions, government agencies and research institutions. Key competitive factors affecting the commercial success of our product candidates are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement.

The market for antimalarial drugs business is especially large and competitive. The products we are going to acquire will face intense competition. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of products and the commercialization of those products. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a small number of our competitors. Accordingly, our competitors may be more successful than we may be in obtaining FDA approval for drugs and achieving widespread market acceptance. Our competitors' drugs may be more effective, or more effectively marketed and sold, than any drug we may commercialize and may render our product candidates obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. Finally, the development of new treatment methods for the diseases we are targeting could render our drugs non-competitive or obsolete.

Regulatory Matters

Due to the fact that artemisinine based antimalarial drugs were innovated by Chinese herbal professionals, no traditional patents have been properly applied in international markets, and the drug ranges have not been included in British Pharmacopoeia or US Pharmacopoeia. Hence, the WHO has spent more than ten years to develop its International Pharmacopeia for each molecular standard for artesunate, artemether, artemisinine and dihydroartemisinin.

The history of the International Pharmacopoeia dates back to 1874 when the need to standardize terminology and specify dosages and composition of drugs led to attempts to produce an international pharmacopoeia compendium. The International Pharmacopoeia now constitutes a collection of recommended procedures for analysis and specifications for the determination of pharmaceutical substances, excipients, and dosage forms that is intended to serve as source material for reference or adaptation by any WHO member state wishing to establish pharmaceutical requirements. The International Pharmacopeia, or any part of it, shall have legal status, whenever a national or regional authority expressly introduces it into appropriate legislation. The Fourth Edition of the International Pharmacopoeia comprises Volumes 1 and 2, published in 2006, the First Supplement, published in 2008, the Second Supplement published in 2011, as amended and augmented by the text of the Third Supplement published in 2013.

Luckycom Pharma has strictly followed WHO norms to develop its antimalarial drugs and has received approval by the Indian Food and Drugs Administration that its antimalarial drugs can be manufactured and marketed in India. Because antimalarial drugs are one of the three special essential drugs supervised by the WHO, we will have to apply to the WHO prequalification program if we want to participate in international public tenders. For private markets, we will have to register in different countries and sell through medical distributors. We plan to register after we have engaged pharmaceutical distributors in the countries we plan to target. Each target malarial epidemic country requires drug registration and approved by that target country’s FDA before marketing and sales can occur. For now, we are registered to market and sell in India.

Luckycom Pharma started the development of antimalarial drugs in 2005. Luckycom Pharma has achieved the license to manufacture and sell overseas in 2007, according to the International Pharmacopoeia standards developed by the WHO, but due to policy changes in the use of antimalarial drugs and revised guidelines, Luckycom Pharma has had to put marketing plans on hold until these new policies and guidelines can be adhered to.

For now we are unable to engage in public tenders. We will need to apply for and meet the requirements of the Prequalification Program of the WHO.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We do not have any employees, other than Mr. Kingrich Lee. We also engage a number of consultants.

Item 2. Properties

Our principal executive offices are located at Level 8, Two Exchange Square, 8 Connaught Place Central, Hong Kong. We have a backup office located at Flat E, 38/F, Tower 10, Island Harbourview, 11 Hai Foi Road, Kowloon, Hong Kong. We also maintain an office at 1790 Hughes Landing Blvd. Suite 400, The Woodlands, Texas 77380. Our monthly rent is $3,080 for these three locations.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

N/A

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “LKYM” on the OTC Pink operated by OTC Markets Group, Inc.  There has been no trading history with our common stock for the past two fiscal years. The last sale of our common stock took place on May 20, 2015 where the sales price was $0.20 per share. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of May 26, 2015, we had 10,500,000 shares of our common stock issued and outstanding, held by thirty-four (34) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We have not issued any unregistered equity securities since we reported in our last report on Form 10-Q for the quarter ended November 30, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As we have not yet begun operations, we anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months will be approximately $1,000,000. We originally believe it would cost approximately $308,500, but because of the changes to the WHO prequalification program, we believe it is more likely going to cost $1,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise the full $1,000,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated at $85,000 in the next twelve months. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the following activities:

  Establish the management team to work on our pharmaceutical operations ($500,000 by October 2015); and

  Establish a manufacturing agreement with one manufacturer with MHRA(UK) complaint facilities and working on the application process with WHO under the prequalification program ($500,000 by November 2015).

Any failure to raise money will have the effect of delaying the timeframes in our business plan, which is detailed below. We may have to push back the dates on these activities in the event we are unable to secure financing.

Secure Necessary Funds. As a continuous effort, we plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000 of funding in the next 12 months. We have $48,286 in cash as of February 28, 2015, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Kingrich Lee will spearhead our financing efforts. We have not had any discussion with funding sources. We may have to engage a broker dealer to help with any private sales thereafter, but have not taken any steps to reach out to any brokerage firms yet. Given our stage of development, it is unlikely that we will be able to retain a broker dealer willing to help with financing efforts.

MHRA (UK) Manufacturer. We currently have no manufacturing facility. We plan to rely on a contract manufacturer to produce both drug substances and drug products. We have identified one manufacturing plant with MHRA(UK) compliant facilities for manufacturing activities located in India, which is not affiliated with Mr. Lee, our company or the companies that Mr. Lee owns. In the next twelve months, if we are able to obtain funding, we plan to work with one MHRA(UK) compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to have this step in the process underway by October 2015. We believe it will cost us $500,000 in the next twelve months to negotiate with this manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail more funds. We do not believe we will get to that stage in the next twelve months. We will have to raise more than the $1,000,000 we plan to raise in the next twelve months to achieve that step in the process.  We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Kingrich Lee and our future consultant will spearhead our efforts to locate our manufacturing needs.

Prepare and Apply for the Prequalification Program with the WHO. It takes anywhere from 3 months to 3 years to gain access to the WHO program for international tenders. We believe that it will cost approximately $500,000 to apply for the Prequalification Program. This will include the cost of completing CRO, GCP and GLP activities, manufacturing of drugs samples, preparing drug dossiers and bioequivalent studies, and traveling expenses to establish contacts with international distributors. We hope to be underway by November 2015. As stated earlier, we will first need to retain a consultant to guide us through this process and all costs stated above are estimates only provided by management and subject to change.

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

Compensate Management. Our wholly-owned subsidiary, Luckycom Ltd., entered into an employment agreement with Kingrich Lee. We have paid him $120,000 for the year ended February 28, 2015. He is entitled to $120,000 per year under the terms of his employment agreement.

Marketing and Distribution Channels. We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. We must build our sales, marketing, and distribution channels or make arrangements with third parties to perform these services. After the prequalification process and much further down the road, we will engage in partnering discussions with third parties from time to time to assist us in the distribution and sale of drug products. We plan to join with a European international tender distributor to carry out our distribution efforts, which can reduce the sales and marketing expenses we would otherwise have to incur alone. We anticipate that Mr. Lee will spearhead our efforts to establish connections with distributors for our products. We do not know at the present time what the cost will be for these services.

If we are not able to raise the entire $1,000,000, we will have to scale back our operations. Our main concern is staying active in our reporting requirements and that means paying our accounting and legal professionals. We also will prioritize paying the salary of our CEO, Mr. Lee, to spearhead efforts to implement our business plan as detailed above.

Results of Operations for the Years Ended February 28, 2015 and 2014

From our inception on January 2, 2013 to February 28, 2015 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues will not occur until we have completed the WHO prequalification program.

We had operating expenses of $265,105 for the year ended February 28, 2015, as compared with $224,603 for the year ended February 28, 2014. Our operating expenses for year ended February 28, 2015 consisted mainly of officer compensation of $120,000, professional fees of $24,144, consultancy fees of 1,171, amortization expenses of $27,500 and travel expenses of $10,631. Our operating expenses for the year ended February 28, 2014 consisted mainly of officer compensation of $97,129, professional fees of $ $41,145, custodian fees of $20,800, consultancy fees of $18,731, amortization expenses of $18,333 and travel expenses of $13,524.

We incurred a net loss of $264,155 for the year ended February 28, 2015, as compared with a net loss of $224,603 for the year ended February 28, 2014.

Capital Resources and Liquidity

As of February 28, 2015, we had $48,286 in current assets and current liabilities in the amount of $392,780. Accordingly, we had a working capital deficit of $344,494 as of February 28, 2015.

Mr. Lee, our officer and director, loaned a net of $198,615 to us during the year ended February 28, 2015 and is owed a total of $390,466 as of that date. The amounts are unsecured, non-interest bearing and due on demand. Although he has no obligation to do so, we expect that Mr. Lee will from time to time provide working capital loans to us to support our existence. For the short term, this may prove adequate to continue functioning as a public company for a period of time, but this will not sustain us in the long term.

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

Despite having $48,286 in cash as of February 28, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for year ended February 28, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Development Stage Company

The company has limited operations and is considered to be in the development stage. In the period ended February 28, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended February 28, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at February 28, 2015.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have negative working capital, have incurred losses since inception of $526,337, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Consolidated Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 28, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended February 28, 2015 and 2014
F-4	Consolidated Statement of Stockholders’ Equity as of February 28, 2015
F-5	Consolidated Statements of Cash Flows for the years ended February 28, 2015 and 2014
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Luckycom, Inc.

Central, Hong Kong, China

We have audited the accompanying consolidated balance sheet of Luckycom, Inc and its subsidiaries (collectively, the “Company”) as of February 28, 2015, and the related statements of operations and comprehensive income, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2015, and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Luckycom, Inc. will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

June 1, 2015

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	February 28, 2015	February 28, 2014
Current assets
Cash and cash equivalents	$48,286	$94,320

Other asset
Drug license, net of $45,833 amortization	9,167	36,667

TOTAL ASSETS	$57,453	$130,987

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,314	$10,308
Due to officer	390,466	191,851
Total Liabilities	392,780	202,159

Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,500,000 shares issued and outstanding	105,000	105,000
Additional paid in capital	86,000	86,000
Stock subscription receivable	-	-
Accumulated other comprehensive income	10	10
Accumulated deficit	(526,337)	(262,182)
Total Stockholders’ Deficit	(335,327)	(71,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,453	$130,987

See accompanying notes to financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended February 28,2015	Year Ended February 28,2014
GENERAL AND ADMINISTRATIVE EXPENSES	$(265,105)	$(224,603)

OTHER NET INCOME	$950	$-

NET LOSS	$(264,155)	$(224,603)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.03)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,500,000	10,330,137

See accompanying notes to financial statements.

LUCKYCOM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF FEBRUARY 28, 2015

	Common stock		Additional paid-in	Stock subscription	Accumulated other comprehensive income	Deficit
	Shares	Amount	capital	receivable	(loss)	accumulated	Total

Balance, February 28, 2013	10,000,000	$100,000	$36,000	$(136,000)	$10	$(37,579)	$(37,569)

Issuance of common stock for cash at $0.11 per share	500,000	5,000	50,000	—	—	—	55,000

Collection of subscriptions receivable	—	—	—	136,000	—	—	136,000

Net loss and other comprehensive income for the year ended February 28,2014	—	—	—	—	—	(224,603)	$(224,603)

Balance, February 28, 2014	10,500,000	$105,000	$86,000	$—	$10	$(262,182)	$(71,172)

Net loss and other comprehensive income for the year ended February 28, 2015	—	—	—	—	—	(264,155)	(264,155)

Balance February 28, 2014	10,500,000	$105,000	$86,000	$—	$10	$(526,337)	$(335,327)

See accompanying notes to financial statements.

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2015	Year Ended February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(264,155)	$(224,603)
Amortization of drug license	27,500	18,333
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(9,344)	9,344
Increase (decrease) in accrued expenses	1,350	(9,436)
Net Cash Used in Operating Activities	(244,649)	(206,362)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from collection of stock subscriptions	-	136,000
Loans from officer	198,615	164,682
Net Cash Provided by Financing Activities	198,615	300,682

Exchange rate effect on cash	-	-

Net Increase in Cash and Cash Equivalents	(46,034)	94,320
Cash and cash equivalents, beginning of period	94,320	-
Cash and cash equivalents, end of period	$48,286	$94,320

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
	-	-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Drug license acquire for common shares	$-	$55,000

See accompanying notes to financial statements.

LUCKYCOM, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Luckycom, Inc. (“the Company” or “Lucky”) was incorporated under the laws of the State of Nevada on January 2, 2013. The Company plan to be in the business of manufacturing, marketing, distributing and selling pharmaceutical medicines in developing countries. Lucky plans to spread its operations throughout Asia and other developing countries as resources permit.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars (“USD”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $48,286 and $94,320 of cash as of February 28, 2015 and February 28, 2014, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and loans payable to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

LUCKYCOM, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2015.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Foreign Currency Translation

The Company is based in Hong Kong although it is incorporated in Nevada. The functional currency of the Company is the Hong Kong Dollar and is translated to U.S. dollars using the exchange rate effective for the date reported for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Recent Accounting Pronouncements

Lucky does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $526,337 as of February 28, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LUCKYCOM, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 3 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned a net of $198,615 to the Company during the year ended February 28, 2015 and is owed a total of $390,466 as of February 28, 2015. The amounts are unsecured, non-interest bearing and due on demand.

NOTE 4 – CAPITAL STOCK

On January 3, 2013, the Company issued 9,600,000 shares to its founder at par value for a subscription receivable of $96,000.  In January 2013, the Company issued 400,000 shares of common stock to 33 investors at $0.10 per share for a subscription receivable of $40,000. These amounts were collected in March 2013.

On July 3, 2013, the Company issued 500,000 common shares to acquire a drug license.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company had an oral agreement with its officer and director that required monthly fees of approximately $35,000 Hong Kong Dollar or approximately $4,520 USD. The agreement terminated on June 30, 2013, and an employment agreement was entered into at that time providing for officer compensation of approximately $10,000 USD per month. Total officer compensation was $97,129 for the year ended February 28, 2014 and $120,000 for the year ended February 28, 2015.

The Company entered into a custodian agreement with a party whose CEO is a shareholder and officer of Lucky.  The agreement required monthly payments of $5,200 and was terminated at the end of June, 2013.  For the year ended February 28, 2014, expense under this agreement was $20,800.

On July 3, 2013, the Company entered into a license agreement, which was amended on July 30, 2013 and again on October 15, 2013, with Luckycom Pharma Pte. Ltd. based out of Singapore and acquired the exclusive and worldwide rights to manufacture, have manufactured, distribute, sell, market and promote the antimalarial medicine Cosunate (artesunate-amodiaquine kit tablets). The Company’s CEO is a director and shareholder of Luckycom Pharma. The Company issued Luckycom Pharma 500,000 shares of its common stock valued at $0.11 per share for the two year license. Under the agreement, the Company also acquired an option to purchase Cosunate intellectual property from Luckycom Pharma for 9,000,000 shares of its common stock.

NOTE 6 – COMMITMENTS

The Company entered into a lease for office space on October 1, 2014.  The lease runs through September 30, 2016 with monthly rent of HK $21,000/month (almost US $ 2,699/month.

The Company entered into an agreement with a consultant to assist with the initial filing of the registration statement. An initial payment of $10,000 was required with an additional $10,000 due and payable once the SEC approves the Company’s S-1 registration statement and another $10,000 due and payable once FINRA issues the Company their ticker symbol and trading status has been achieved.

The Company entered into an employment agreement with an officer and shareholder. See Note 5.

The Company entered into a custodian agreement with a party whose CEO is a shareholder and officer of Lucky.  The agreement required monthly payments of $5,200.  See Note 5.

The Company entered into a license agreement and related amendments. See Note 5.

LUCKYCOM, INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2015

NOTE 7 – INCOME TAXES

As of February 28, 2015, the Company had net operating loss carry forwards of $526,337 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The approximate cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 28, 2015:

	February 28, 2015	February 28, 2014
Federal income tax benefit attributable to:
Current Operations	$178,954	$79,000
Less: valuation allowance	(178,954)	(79,000)
Net provision for Federal income taxes	$0	$0

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 20, 2014, Silberstein Unger PLLC resigned as our accountant. We engaged Malone Bailey LLP as our principal accountants effective March 11, 2014. The decision to change accountants was approved by our board of directors.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being February 28, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of February 28, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 28, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iii) Insufficient levels of supervision and review of the accounting and financial reporting process.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions With Us
Kingrich Lee	40	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Kingrich Lee, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Our sole officer and director, president, Kingrich Lee, has nearly 12 years’ experience in the pharma and food industry and 4 years in the capital raising industry. Aside from owning a majority stake in our business, we feel that his experience and skills in the pharmaceuticals industry along with his background in venture capital work suit him for a position as our sole officer and director.

From January 2013 to the present, Mr. Lee has been our sole officer and director, and from July 2013 to the present has served as the sole officer and director of our wholly owned subsidiary Luckycom Ltd. based in Hong Kong. From May 2013 to the present, Mr. Lee has been the owner and director of Luckycom Pharma Pte. Ltd. based in Singapore. From May 2012 to June 2013, Mr. Lee was a director of Wudor Capital Hong Kong Ltd. From January 2009 to July 2010, Mr. Lee was a director with Luckycom Pharma Ltd. based in the UK. From Oct 2006 to April 2011, Mr. Lee has been the owner and director for Luckycom Pharma Ltd, Hong Kong. From April 2005 to the present, Mr Lee has been the owner and director of Luckycom Pharma Pvt. Ltd, based in India. From 2003-2004, Mr. Lee was Manager of International Marketing at Holleykin Pharma, in China, a subsidiary of Shenzhen Stock Exchange listed firm Holley Pharma(Stock Code:000607) . From 2001-2003, Mr. Lee started his first own Food business Luckycom & Co.in China. From 1997-2001, Mr. Lee was served as Import of Export Executive, Manager of Star Lake Bioscience Ltd, a Shanghai Stock Exchange listed firm(Stock Code:600866) ,where he developed 20+ countries markets in Europe, Asia and America for pharmaceuticals and food business, and supplied APIs to Roche Group for Hepatitis C medicines with US FDA approval.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Kingrich Lee, at the address appearing on the first page of this annual report.

Conflicts of Interest

Our director, Kingrich Lee, is not obligated to commit his full time and attention to our business and, accordingly, he may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of his other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

Mr. Lee owes fiduciary duties in his capacity as director of the following companies:

1. LUCKYCOM INC. Nevada

2. LUCKYCOM Ltd. Hong Kong

3. LUCKYCOM Pharma Pte.Ltd, Singapore

4. LUCKYCOM Pharma Pvt. Ltd, India

Most of Mr. Lee’s time and energy is spent with us, and we plan to prequalify with the WHO with the drugs developed by Luckycom Pharma Pte Ltd. Mr. Lee will not be spending much, if any, of his time working with Luckycom Pharma Pte Ltd. or Luckycom Pharma Pvt. Ltd., which also develops pharmaceuticals. He intends to leave the operations to those working at Luckycom Pharma Pte Ltd. or Luckycom Pharma Pvt. Ltd. Luckycom Ltd., a subsidiary of our company, will handle the Asian operations and financing activities abroad. We do not believe that Mr. Lee faces any material conflicts of interest in being affiliate with all of these companies. We have a license agreement with Luckycom Pharma Pte Ltd and separate work obligations are attributed to each company. Luckycom Pharma Pte Ltd. will develop the drugs, and we will submit an application with the WHO to engage in international tenders. Luckycom Pharma Pvt. does not have any bearing on our plans or operations and Luckycom Ltd.’s interests are directly in line with our interests.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. We have not done so as of the date of this annual report.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended February 28, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kingrich Lee(1) Chief Executive Officer, Chief Financial Officer and Director	2015 2014	120,000 97,129	0 0	0 0	0 0	0 0	0 0	0 20,800	120,000 117,929

Narrative Disclosure to the Summary Compensation Table

(1) Kingrich Lee has served as our President, CEO, CFO, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. We had an oral agreement with Mr. Lee to pay monthly fees of approximately $4,520 USD for his services as our officer and director. Total officer compensation was $9,030 for the period from inception (January 2, 2013) to February 28, 2013. This oral agreement was terminated at the end of June of 2013 in connection with Mr. Lee’s Employment Agreement with Luckycom Ltd., which superseded and replaced the oral arrangement with our company. From July of 2013 going forward, Mr. Lee’s salary with Luckycom Ltd. is $120,000 annually. Total compensation for the year ended February 28, 2014 was $97,129 after Mandatory Provident Fund System (MPF) retirement adjustments. Mr. Lee also received $10,400 in connection with a Custodian Agreement, which paid his company $5,200 per month to hold funds until we were able to set up a bank account through our subsidiary in Hong Kong. The agreement terminated on June 30, 2013.

Mr. Lee’s employment agreement imposes on him certain obligations. He agrees to maintain the confidentiality of all confidential or proprietary information of our company, and assign to us any inventions which pertain to or relate to our business or any of the work or businesses carried on by us that are discovered, conceived, reduced to practice, developed, made or produced by him during and as a result of his employment. He also agreed to non make disparaging remarks about our company or put us in a false like to impugn our reputation.

In the event of termination, we are required to pay him the full amount of his unpaid salary, accrued but unpaid benefits, including any vacation pay, through the date if his termination within 30 days and to otherwise observe the terms and conditions of any plan or benefit arrangement. If he is terminated for any reason other than by “cause” or resignation, Mr. Lee is entitled to two months’ salary and benefits for six months as a severance.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Equity
								Equity	Incentive
								Incentive	Plan
							Market	Plan	Awards:
							Value	Awards:	Market or
			Equity				of	Number	Payout
			Incentive			Number	Shares	of	Value of
			Plan			of	or	Unearned	Unearned
			Awards:			Shares	Units	Shares,	Shares,
	Number of	Number of	Number of			or Units	of	Units or	Units or
	Securities	Securities	Securities			of	Stock	Other	Other
	Underlying	Underlying	Underlying			Stock That	That	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Have	That Have	That
	Options	Options	Unearned	Exercise	Expiration	Not	Not	Not	Have Not
	(#)	(#)	Options	Price	Date	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)		(#)	($)	(#)	(#)
Kingrich Lee	-	-	-	-	-	-	-	-	-

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 26, 2015, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Kingrich Lee(3) Level 8, Two Exchange Square 8 Connaught Place Central Hong Kong	10,100,000	96%
All Directors and Executive Officers as a Group (1 person)	10,100,000	96%
5% Holders
NONE

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,500,000 voting shares as of May 26, 2015.

(3)	Includes 9,600,000 shares are held in his name and 500,000 shares are held in Luckycom Pharma in which he is the beneficial owner.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described below and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), for the past two fiscal years there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed $120,000, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We received $27,179 from our officer and director, Kingrich Lee, during the period ended February 28, 2013. The amounts are unsecured, non-interest bearing and due on demand. The loans were repaid during the three months ended May 31, 2013; the total due to the officer and shareholder was $0 as of May 31, 2013.

Since May 31, 2013, Mr. Lee loaned a net of $198,615 to us during the year ended February 28, 2015 and is owed a total of $390,466 as of February 28, 2015. The amounts are unsecured, non-interest bearing and due on demand.

The loans were not memorialized into any loan document. Although he has no obligation to do so, we expect that Mr. Lee will from time to time provide working capital loans to us to support our existence. For the short term, this may prove adequate to continue functioning as a public company for a period of time, but this will not sustain us in the long term.

We had an oral agreement with Mr. Lee that required monthly fees of approximately $35,000 Hong Kong Dollar or approximately $4,520 USD. The agreement terminated on June 30, 2013, and an employment agreement was entered on July 3, 2013 with our wholly owned subsidiary, Luckycom, Ltd. in Hong Kong providing for officer compensation of approximately $10,000 USD per month (less MPF adjustments). Total officer compensation was $97,129 for the year ended February 28, 2014 and $120,000 for the year ended February 28, 2015.

Mr. Lee also received a total of $31,200 in connection with a Custodian Agreement, which paid his company $5,200 per month from January to June of 2013 to hold funds until we were able to set up a bank account through our subsidiary in Hong Kong. The agreement terminated on June 30, 2013. For the year ended February 28, 2014, expense under this agreement was $20,800.

On July 3, 2013, we entered into a license agreement (the “Agreement”) with Luckycom Pharma Pte. Ltd. based out of Singapore and acquired the rights to market and sell the antimalarial medicine Consunate. The agreement was amended on July 30, 2013 and again on October 15, 2013. We paid Luckycom Pharma 500,000 shares of our common stock for the two year license. Under the Agreement, we also acquired an option to purchase the antimalarial medicine Consunate from Luckycom Pharma for 9,000,000 shares of our common stock.

The shares paid under the Agreement belong to Mr. Kingrich through his company Luckycom Pharma. Moreover, the value set at $0.11 per share was arbitrarily chosen, was not the result of an arm’s length valuation process and does not reflect our book value or any other objective criteria of value.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2015	$5,600	$0	$0	$0
2014	$5,600	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

 **provided herewith

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013
(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013
(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013
(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013
(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckycom, Inc.

By: /s/ Kingrich Lee

Kingrich Lee

President, Chief Executive Officer, Principal Executive Officer and Director

June 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kingrich Lee

Kingrich Lee

President, Chief Executive Officer, Principal Executive Officer and Director

June 1, 2015