Form 10-Q
period 2015-05-31
LUCKYCOM INC
filed 2015-07-09
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015

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

281-668-8266
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☐ Yes ☒ No

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 common shares as of July 3, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of May 31, 2015 and February 28, 2015 (unaudited);
F-2	Consolidated Statements of Operations for the three months ended May 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended May 31, 2015 and 2014 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	May 31, 2015	February 28, 2015
Current assets
Cash and cash equivalents	$40,329	$48,286
Prepaid expenses and other current assets	356	—
Other asset
Drug license, net of $52,708 and $45,833 amortization	2,292	9,167

TOTAL ASSETS	$42,977	$57,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,314	$2,314
Due to officer	438,267	390,466
Total Liabilities	440,581	392,780

Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 10,500,000 shares issued and outstanding	105,000	105,000
Additional paid in capital	86,000	86,000
Accumulated other comprehensive income	10	10
Accumulated deficit	(588,614)	(526,337)
Total Stockholders’ Deficit	(397,604)	(335,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,977	$57,453

See accompanying notes to unaudited financial statements.

F-1

LUCKYCOM, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014
TOTAL OPERATING EXPENSES	$62,277	56,461

NET LOSS	$(62,277)	$(56,461)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	10,500,000	10,500,000

See accompanying notes to unaudited financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(62,277)	$(56,461)
Amortization of drug license	6,875	6,875
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses and other assets	(356)
Increase (decrease) in accounts payable	—	(9,344)
Increase (decrease) in accrued expenses	—	1,285
Net Cash Used in Operating Activities	(55,758)	(57,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from officer loans	47,801	36,448
Net Cash Provided by Financing Activities	47,801	36,448

Exchange rate effect on cash	—	—

Net Increase in Cash and Cash Equivalents	(7,957)	(21,197)
Cash and cash equivalents, beginning of period	48,286	94,320
Cash and cash equivalents, end of period	$40,329	$73,123

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to unaudited financial statements.

F-3

LUCKYCOM, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MAY 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated unaudited interim financial statements of Luckycom, Inc., (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on June 1, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended May 31, 2015 as reported in the Company’s Form 10-K have been omitted.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $588,614 as of May 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – LOANS PAYABLE – RELATED PARTY

An officer and shareholder loaned a net of $47,801 to the Company during the three months ended May 31, 2015 and is owed a total of $438,267 as of that date.  The amounts are unsecured, non-interest bearing and due on demand.

NOTE 4 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements, except as noted below.

On June 23, 2015, the Company issued 1,500,000 shares of its common stock at $0.12 per share to three investors for total proceeds of $180,000.

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

If we are not able to raise the full $1,000,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated at $85,000 in the next twelve months. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on the following activities:

1.	Establish the management team to work on our pharmaceutical operations ($500,000 by October 2015); and

2.	Establish a manufacturing agreement with one manufacturer with MHRA(UK) complaint facilities and working on the application process with WHO under the prequalification program ($500,000 by November 2015).

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

Results of Operations for the Three Months Ended May 31, 2015 and 2014

From our inception on January 2, 2013 to May 31, 2015 we did not generate any revenues. We anticipate that we will incur substantial losses for the foreseeable future and our ability to generate any revenues in the next 12 months continues to be uncertain.

We had operating expenses of $62,277 for the three months ended May 31, 2015, as compared with $56,461 for the three months ended May 31, 2014. Our operating expenses for the three months ended May 31, 2015 consisted mainly of officer compensation of $30,000, professional fees of $ 2,358, rent of $ 9,130, amortization expenses of $6,875 and travel expenses of $ 3,725. Our operating expenses for the three months ended May 31, 2014 consisted mainly of officer compensation of $30,000, professional fees of $7,156, consultancy fees of $335, amortization expenses of $6,875 and travel expenses of $1,250.

We incurred a net loss of $62,277 for the three months ended May 31, 2015, as compared with a net loss of $56,461 for the three months ended May 31, 2014.

Capital Resources and Liquidity

As of May 31, 2015, we had $40,685 in current assets and current liabilities in the amount of $440,581. Accordingly, we had a working capital deficit of $399,896 as of May 31, 2015.

Operating activities used $55,758 in cash for the three months ended May 31, 2015, as compared with $57,645 used for the three months ended May 31, 2014. Our negative operating cash flow for May 31, 2015 was mainly a result of funding our loss for the period.

Financing activities provided $47,801 in cash for the three months ended May 31, 2015, as compared with $36,448 provided for the three months ended May 31, 2014. Our positive operating cash flow for May 31, 2015 was entirely a result of proceeds a loan from Mr. Lee, our officer and director. Mr. Lee, our officer and director, loaned a net of $47,801 to us during the three months ended May 31, 2015 and is owed a total of $438,267 as of that date. The amounts are unsecured, non-interest bearing and due on demand. Although he has no obligation to do so, we expect that Mr. Lee will from time to time provide working capital loans to us to support our existence. For the short term, this may prove adequate to continue functioning as a public company for a period of time, but this will not sustain us in the long term.

Subsequent to the reporting period, we were able to raise $180,000 from the sale of our common stock. This money will be helpful in the short term to satisfy pay vendors, for working capital and to initiate some plans we have set forth in this report. We will need more money, however, to fully implement our business plan.

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

Despite having $40,329 in cash as of May 31, 2015, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the three months ended May 31, 2014. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended May 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at May 31, 2015.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have negative working capital, have incurred losses since inception of $588,614, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of May 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending May 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We only have one officer and director. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment were not maintained. Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place. Additionally, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended May 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2015, we issued 1,500,000 shares of our common stock at $0.12 per share to three investors for total proceeds of $180,000.

The above securities were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Regulation S as the securities were issued in an "offshore transaction", as defined in Rule 902(h) of Regulation and the Company did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. Each stockholder was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	July 9, 2015

By:	/s/ Kingrich Lee Kingrich Lee
Title:	Chief Executive Officer and Director