Form 10-Q
period 2015-08-31
LUCKYCOM INC
filed 2015-10-15
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The number of shares of registrant’s common stock outstanding, as of October 14, 2015 was 17,500,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of August 31, 2015 and February 28, 2015 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended August 31, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended August 31, 2015 and 2014 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS	August 31, 2015	February 28, 2015
Current assets
Cash and cash equivalents	$221,435	$48,286
Prepaid expenses and other current assets	139,325	—
Other asset
Drug license, net of $55,000 and $45,833 amortization	—	9,167

TOTAL ASSETS	$360,760	$57,453

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,314	$2,314
Due to officer	56,143	390,466
Total Liabilities	58,457	392,780

Stockholders’ Deficit
Common stock, $0.01 par value, 100,000,000 shares authorized, 17,500,000 and 10,500,000 shares issued and outstanding, respectively	175,000	105,000
Additional paid in capital	856,000	86,000
Accumulated other comprehensive income	10	10
Accumulated deficit	(728,707)	(526,337)
Total Stockholders’ Deficit	302,303	335,327

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$360,760	$57,453

See accompanying notes to unaudited financial statements.

F-1

LUCKYCOM, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014	Six Months Ended August 31, 2015	Six Months Ended August 31, 2014

TOTAL OPERATING EXPENSES	$140,093	$62,504	$202,370	$118,965

NET LOSS	$(140,093)	$(62,504)	$(202,370)	$(118,965)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	16,240,272	10,500,000	14,980,543	10,500,000

See accompanying notes to financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended August 31, 2015	Six Months Ended August 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(202,370)	$(118,965)
Amortization of drug license	9,167	13,750
Stock-based compensation	70,000
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses and other assets	(125)	—
Increase (decrease) in accounts payable	—	(9,344)
Increase (decrease) in accrued expenses	—	1,349
Net Cash Used in Operating Activities	(123,328)	(113,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from collection of stock subscriptions	280,800	—
Proceeds from officer loans	15,677	44,114
Repayments of officer loans	—	—
Net Cash Provided by Financing Activities	296,477	44,144

Exchange rate effect on cash	—	—

Net Increase in Cash and Cash Equivalents	173,149	(69,096)
Cash and cash equivalents, beginning of period	48,286	94,320
Cash and cash equivalents, end of period	$221,435	$25,224

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Shares issued for debt conversion	$350,000	$—

See accompanying notes to financial statements.

F-3

LUCKYCOM, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED AUGUST 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated unaudited interim financial statements of Luckycom Inc, (the “Company”, “Luckycom”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on June 1, 2015.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 28, 2015 as reported in the Company’s Form 10-K have been omitted.

Organization and Description of Business

Luckycom Inc. plans to acquire, develop, manufacture and market pharmaceutical medication. In the next few years, we plan to qualify and gain acceptance in international public tenders for anti-malarial drugs through the prequalification programme process governed by the World Health Organization (”WHO”).

Luckycom Limited, a wholly-owned subsidiary of Luckycom Inc, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 2, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 17, 2012 and subsequently to Luckycom Limited on May 21, 2013.

Recent Accounting Pronouncements

Luckycom does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $658,707 as of August 31, 2015 and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

F-4

NOTE 3 – LOANS PAYABLE – RELATED PARTY

On August 3, 2015, the Company agreed to convert $350,000 debt owed to director Mr. Kingrich Lee into 3,500,000 of its common stock at $0.10 per share. The Company has fair valued the total shares as $420,000 and recognized the $70,000 as the stock based compensation by director Mr. Kingrich Lee.

An officer and shareholder loaned an aggregate of $15,677 to the Company during the six months ended August 31, 2015, and such officer and shareholder is owed an aggregate of $56,143 as of August 31, 2015.  The amounts are unsecured, non-interest bearing and due on demand.

From June to August 2015, the Company issued 3,500,000 shares of its common stock at $0.12 per share to eleven investors for total proceeds of $420,000, of which $280,800 was received before 31 August 2015 and the remaining $139, 200 was received in September 2015.

F-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

As we have not yet begun operations, we anticipate that we will meet our ongoing cash requirements through equity or debt financing. Over the next few years, we intend to qualify and gain acceptance in international public tenders for anti-malarial drugs through the prequalification programme governed by the World Health Organization (“WHO”) (the “Prequalification Programme”).We initially believed that our expenses over the next 12 months would be approximately $308,500, but because of the modifications to the Prequalification Programme, we anticipate that expenses over the next 12 months will be approximately $1,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to meet our cash requirements for the next 12 months through a combination of debt and equity financing by way of private placements. As a reporting company we are better equipped to raise capital because of the transparency of our operations and development. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise $1,000,000 to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated to be $85,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations ($500,000 by November 2015); and

2.	Execute a manufacturing agreement with a manufacturer with facilities which are compliant with Medicines and Healthcare products Regulatory Agency (“MHRA”) guidelines and work on the Prequalification Programme application ($500,000 by December 2015).

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth below, and we may have to push back the dates of such activities.

Secure Necessary Funds. We plan to obtain financing from close friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000 of funding in the next 12 months. We have $221,435 in cash as of August 31, 2015, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Kingrich Lee, our CEO, will spearhead our financing efforts. We have not had any discussion with funding sources. We may have to engage a broker dealer to assist with private sales of our equity, but have not taken any steps to reach out to any brokerage firms. Given our stage of development, it is unlikely that we will be able to retain a broker dealer willing to assist us with our financing efforts.

MHRA (UK) Manufacturer. We currently do not have a manufacturing facility. We plan to rely upon a contract manufacturer to produce both drug substances and drug products. We have identified a manufacturing plant with MHRA compliant facilities in India, and the manufacturing plant is not affiliated with Mr. Lee, our Company or the companies that Mr. Lee owns. In the next 12 months, if we are able to obtain funding, we plan to work with the MHRA compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to establish this relationship and begin the retrofitting process by December 2015. We anticipate it will cost $500,000 to negotiate with the manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail funds beyond the initial $500,000 estimate. We do not believe we will get to the retrofitting stage in the next 12 months. We will have to raise more than the $1,000,000 we plan to raise in the next 12 months to achieve the retrofitting step. We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Mr. Lee and a consultant who we anticipate hiring in the future will spearhead our efforts to meet our manufacturing needs.

Prepare and Apply for the Prequalification Programme with the WHO. It takes anywhere from three (3) months to three (3) years to gain access to the WHO program for international tenders. We believe that it will cost approximately $500,000 to apply for the Prequalification Programme; this relates to the cost of (i) inspection of contract research organizations (“CROs”) and Good Clinical Practice (“GCP”) and Good Laboratory Practice (“GLP”) inspection of CROs, (ii) manufacturing of drug samples, preparation of drug dossiers and bioequivalent studies and (iii) traveling expenses associated with establishing contacts with international distributors. We intend to commence our preparation for the Prequalification Programme by December 2015. As stated earlier, we will first need to retain a consultant to guide us through this process and all costs stated above are estimates provided by management and subject to change.

The Prequalification Programme application is at no cost the first time. The prequalification process takes a minimum of three (3) months if the product meets all the required standards. When products do not meet the appropriate standards the process can take longer, and if the applicant fails to prove the quality, safety and efficacy of its medicine, it will not be prequalified. Even though some larger firms are able to complete the process in a matter of months, we believe that it will take us two (2) to three (3) years to complete the prequalification process because we need to enroll MHRA compliant facilities, retrofit such facilities in accordance with WHO standards, engage Active Pharmaceuticals Ingredients (“API”) suppliers with WHO prequalification and gather all the data, testing and sampling needed to apply for prequalification. Other more established firms already have these requirements in place and therefore, it takes them less time to maneuver through the Prequalification Programme.

Compensate Management. Our wholly-owned subsidiary, Luckycom Ltd., entered into an employment agreement with Kingrich Lee on July 3, 2013. Pursuant to the employment agreement Mr. Lee received $120,000 per year. On July 2, 2015, Mr. Lee’s employment agreement terminated, and on October 2, 2015, we entered into a new employment agreement with Mr. Lee pursuant to which he will receive $180,000 per year. The employment agreement shall terminate on September 30, 2016.

Marketing and Distribution Channels. We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. We must develop our sales, marketing, and distribution channels or make arrangements with third parties to perform these services. After the prequalification process, we will engage in discussions with third parties to assist us in the distribution and sale of our products. We intend to engage a European international tender distributor to carry out our distribution efforts, which can reduce the sales and marketing expenses we would otherwise incur. We anticipate that Mr. Lee will spearhead our efforts to establish connections with distributors for our products. We do not currently know what the cost will be for these services.

If we are not able to raise $1,000,000, we will have to scale back our operations. Our primary priority will be to retain our reporting status with the SEC which means paying our accounting and legal professionals. We also will prioritize paying the salary of our CEO, Mr. Lee, to spearhead efforts to implement our business plan as detailed above.

Results of Operations for the Three Months Ended August 31, 2015 and 2014

We had operating expenses of $140,093 for the three months ended August 31, 2015, as compared with $62,504 for the three months ended August 31, 2014. Our operating expenses for the three months ended August 31, 2015 consisted mainly of stock-based compensation of $70,000, officer compensation of $30,000, professional fees of $4,387, rent of $9,167, amortization expenses of $2,292 and travel expenses of $3,053. Our operating expenses for the three months ended August 31, 2014 consisted mainly of officer compensation of $30,032, professional fees of $6,329, amortization expenses of $6,875 and travel expenses of $2,600.

We incurred a net loss of $140,093 for the three months ended August 31, 2015, as compared with a net loss of $62,504 for the three months ended August 31, 2014.

Results of Operations for the Six Months Ended August 31, 2015 and 2014

We had operating expenses of $202,370 for the six months ended August 31, 2015, as compared with $118,965 for the six months ended August 31, 2014. Our operating expenses for the six months ended August 31, 2015 consisted mainly of stock-based compensation of $70,000, officer compensation of $60,000, professional fees of $6,745, rent of $18,297, amortization expenses of $9,167 and travel expenses of $6,778. Our operating expenses for the six months ended August 31, 2014 consisted mainly of officer compensation of $60,032, professional fees of $13,485, consultancy fees of $335, amortization expenses of $13,750 and travel expenses of $3,851.

We incurred a net loss of $202,370 for the six months ended August 31, 2015, as compared with a net loss of $118,965 for the six months ended August 31, 2014.

Capital Resources and Liquidity

As of August 31, 2015, we had total current assets of $360,760 consisting of $221,435 in cash and cash equivalents and $139,325 in prepaid expenses and other current assets. As of August 31, 2015, we had current liabilities in the amount of $58,457 consisting of:

Accounts payable and accrued expenses	$2,314
Due to officer	$56,143

We used $123,328 in cash for operating activities for the six months ended August 31, 2015, as compared with $113,210 used for the six months ended August 31, 2014. Our negative operating cash flow for August 31, 2015 was mainly a result of operating expenses.

Financing activities provided $296,477 in cash for the six months ended August 31, 2015, as compared with $44,114 provided for the six months ended August 31, 2014. Our positive operating cash flow for August 31, 2015 was a result of cash received from collection of stock subscriptions.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended August 31,
	2015	2014
Net cash used in operating activities	$(123,328)	$(113,210)
Net cash provided by financing activities	296,477	44,114

Net increase in cash and cash equivalents	$173,149	$(69,096)

On October 2, 2015, our wholly owned subsidiary, Luckycom, Ltd., entered into an employment agreement with Mr. Lee. The agreement is for one year and provides annual compensation of $180,000, and other benefits. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

Despite having $221,435 in cash as of August 31, 2015, we have insufficient cash to operate our business at the current level for the next 12 months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement or loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the six months ended August 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign Currency Translation

Our planned operations will be in the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our operations that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk. Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances and other adjustments are provided for in the same period as the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended August 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as of August 31, 2015.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Going Concern

We have negative working capital, have incurred losses since inception of $658,707, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; provided however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of August 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

Our principal executive officer and principal financial officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of August 31, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

•	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending August 31, 2015. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We only have one officer and director. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

•	Effective controls over the control environment have not been maintained. Specifically, we do not have a formally adopted written code of business conduct and ethics that governs our employees, officers and directors. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended August 31, 2015, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2015, the Company issued an aggregate of 1,500,000 shares of common stock at a purchase price of $0.12 per share to three investors for aggregate proceeds of $180,000

On August 4, 2015, the Company issued 330,000 shares of common stock at a purchase price of $0.12 per share to an investor for aggregate proceeds of $39,600.

On August 5, 2015, the Company issued 420,000 shares of common stock at a purchase price of $0.12 per share to an investor for aggregate proceeds of $50,400.

On August 14, 2015, the Company issued 420,000 shares of common stock at a purchase price of $0.12 per share to an investor for aggregate proceeds of $50,400.

On August 27, 2015, the Company issued an aggregate of 830,000 shares of common stock at a purchase price of $0.12 per share to five investors for aggregate proceeds of $ 99,600.

On August 3, 2015, the Company issued 3,500,000 shares of common stock having a value of $350,000 to Mr. Lee to extinguish debt in the amount of $350,000 owed by the Company to Mr. Lee.

The securities referenced above were issued in reliance on the exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended (“Securities Act”) as the securities were sold to non-U.S. persons.

The securities referenced above were issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1*	Employment Agreement, dated October 2, 2015, by and between the Company and Kingrich Lee
10.2*	Debt Conversion Agreement, dated August 3, 2015, by the Company and Kingrich Lee
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	October 15, 2015

By:	/s/ Kingrich Lee Kingrich Lee
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)