Form 10-Q
period 2015-11-30
LUCKYCOM INC
filed 2016-01-11
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2015

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-187874

Luckycom Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1790 Hughes Landing Blvd. Suite 400 The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of issuer’s common stock outstanding, as of January 11, 2016 was 17,500,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of November 30, 2015 and February 28, 2015 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended November 30, 2015 and 2014 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and 2014 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

Luckycom, Inc.

Consolidated Balance Sheets

	November 30,	February 28,
Assets	2015	2015
Current Assets	(unaudited)
Cash and cash equivalents	$238,117	$48,286
Prepaid expense and other current assets	125	—
Total Current Assets	238,242	48,286

Other Assets
Drug License, net of $55,000 and $45,833 amortization	—	9,167
Total Other Assets	—	9,167

Total Assets	$238,242	$57,453

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$3,323	$2,314
Due to officer	20,946	390,466
Total Liabilities	24,269	392,780

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,500,000 and 10,500,000 shares issued and outstanding, respectively.	175,000	105,000
Additional paid in capital	856,000	86,000
Accumulated other comprehensive income	10	10
Accumulated deficit	(817,037)	(526,337)
Total stockholders’ equity (deficit)	213,973	(335,327)
Total Liabilities and Stockholders’ Equity (Deficit)	$238,242	$57,453

See accompanying notes to these consolidated unaudited financial statements.

Luckycom, Inc.

 Consolidated Statements Of Operations

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Total operating expenses	88,330	81,268	290,700	200,233

Net Loss	$(88,330)	$(81,268)	$(290,700)	$(200,233)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares – basic and diluted	17,500,000	10,500,000	13,589,891	10,272,727

See accompanying notes to these consolidated unaudited financial statements.

Luckycom, Inc.

Consolidated Statements Of Cash Flows

(Unaudited)

	For the nine months ended	For the nine months ended
	November 30, 2015	November 30, 2014
Cash Flows from Operating Activities
Net loss	$(290,700)	$(200,233)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of drug license	9,167	20,625
Stock-based compensation	70,000	—
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(125)	—
Increase (decrease) in accounts payable and accrued expenses	1,009	(7,995)
Net cash used in operating activities	(210,649)	(187,603)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	420,000	—
Proceeds from officer loans	82,027	186,359
Repayments of officer loans	(101,547)	—
Net cash received from financing activities	400,480	186,359

Net increase in cash and cash equivalents	189,831	(1,244)

Cash and Cash Equivalents, beginning of period	48,286	94,320

Cash and Cash Equivalents, end of period	$238,117	$93,076

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosures of cash flow information:
Shares issued for debt conversion	$350,000	$—

See accompanying notes to these consolidated unaudited financial statements.

Luckycom, Inc.

Notes to the Consolidated Unaudited Financial Statements

for the Nine Month Period Ended November 30, 2015

Note 1 – Organization And Basis Of Presentation

The accompanying consolidated unaudited interim financial statements of Luckycom, Inc, (the “Company”, “Luckycom”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on June 1, 2015.

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

Luckycom Limited, a wholly-owned subsidiary of Luckycom, Inc, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 08, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013.

Recent Accounting Pronouncements

Luckycom does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $817,037 as of November 30, 2015, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

On August 3, 2015, the Company agreed to convert $350,000 debt owed to it sole officer and director, Mr. Kingrich Lee, into 3,500,000 of its common stock at $0.10 per share. The Company has fair valued the total shares as $420,000 and recognized the $70,000 as the stock based compensation by Mr. Lee.

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $82,027 to the Company during the nine months ended November 30, 2015, and Mr. Lee is owed an aggregate of $20,946 as of November 30, 2015. The amounts are unsecured, non-interest bearing and due on demand. During the nine months ended November 30, 2015, $101,547 was paid in cash to Mr. Kingrich Lee.

On October 2, 2015, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay an annual salary of $180,000.

Note 4 – Capital Stock

During the nine months ended November 30, 2015, the Company issued 7,000,000 shares of its common stock, including 3,500,000 shares of its common stock at $0.12 per share to eleven investors for total proceeds of $420,000, and 3,500,000 of its common stock at $0.10 per share in conversion of $350,000 owed to its sole officer and director, Mr. Lee.

As of November 30, 2015, the Company had 17,500,000 shares of common stock issued and outstanding.

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

Overview

As we have not yet begun operations, we anticipate that we will meet our ongoing cash requirements through equity or debt financing. Over the next few years, we intend to qualify and gain acceptance in international public tenders for anti-malarial drugs through the prequalification programme governed by the World Health Organization (“WHO”) (the “Prequalification Programme”). We initially believed that our expenses over the next 12 months would be approximately $308,500, but because of the modifications to the Prequalification Programme, we anticipate that expenses over the next 12 months will be approximately $1,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise $1,000,000 to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated to be $85,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations ($500,000 by June 2016); and

2.	Execute a manufacturing agreement with a manufacturer with facilities which are compliant with Medicines and Healthcare products Regulatory Agency (“MHRA”) guidelines and work on the Prequalification Programme application ($500,000 by June 2016).

3.	Identify and locate a privately-owned company or companies involved in the pharmaceutical business, which is looking to become a publicly listed company by combining their operation with us through a reverse merge.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth below, and we may have to push back the dates of such activities.

Secure Necessary Funds.

We plan to obtain financing from friends, family and business associates. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000 of funding in the next 12 months. We have $238,117 in cash as of November 30, 2015, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Mr. Kingrich Lee, our CEO, will spearhead our financing efforts. We have not had any discussion with funding sources. We may have to engage a broker dealer to assist with private sales of our equity, but have not taken any steps to reach out to any brokerage firms. Given our stage of development, it is unlikely that we will be able to retain a broker dealer willing to assist us with our financing efforts.

MHRA (UK) Manufacturer.

We currently do not have a manufacturing facility. We plan to rely upon a contract manufacturer to produce both drug substances and drug products. We have identified a manufacturing plant with MHRA compliant facilities in India, and the manufacturing plant is not affiliated with Mr. Lee, our Company or the companies that Mr. Lee owns. In the next 12 months, if we are able to obtain funding, we plan to work with the MHRA compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to establish this relationship and begin the retrofitting process by June 2016. We anticipate it will cost $500,000 to negotiate with the manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail funds beyond the initial $500,000 estimate. We do not believe we will get to the retrofitting stage in the next 12 months. We will have to raise more than the $1,000,000 we plan to raise in the next 12 months to achieve the retrofitting step. We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Mr. Lee and a consultant who we anticipate hiring in the future will spearhead our efforts to meet our manufacturing needs.

Prepare and Apply for the Prequalification Programme with the WHO.

It takes anywhere from three (3) months to three (3) years to gain access to the WHO program for international tenders. We believe that it will cost approximately $500,000 to qualify for the Prequalification Programme; this relates to the cost of (i) inspection of contract research organizations (“CROs”) and Good Clinical Practice (“GCP”) and Good Laboratory Practice (“GLP”) inspection of CROs, (ii) manufacturing of drug samples, preparation of drug dossiers and bioequivalent studies and (iii) traveling expenses associated with establishing contacts with international distributors. We intend to commence our preparation for the Prequalification Programme by December 2016. As stated earlier, we will first need to retain a consultant to guide us through this process and all costs stated above are estimates provided by management and subject to change.

There are no first time application fees for Prequalification Programme. The prequalification process takes a minimum of three (3) months if the product meets all the required standards. When products do not meet the appropriate standards the process can take longer, and if the applicant fails to prove the quality, safety and efficacy of its medicine, it will not be prequalified. Even though some larger firms are able to complete the process in a matter of months, we believe that it will take us two (2) to three (3) years to complete the prequalification process because we need to enroll MHRA compliant facilities, retrofit such facilities in accordance with WHO standards, engage Active Pharmaceuticals Ingredients (“API”) suppliers with WHO prequalification and gather all the data, testing and sampling needed to apply for prequalification. Other more established firms already have these requirements in place and therefore, it takes them less time to maneuver through the Prequalification Programme.

Compensate Management.

Our wholly-owned subsidiary, Luckycom Ltd., entered into an employment agreement with Kingrich Lee on July 3, 2013. Pursuant to the employment agreement Mr. Lee received $120,000 per year. On July 2, 2015, Mr. Lee’s employment agreement terminated, and on October 2, 2015, we entered into a new employment agreement with Mr. Lee pursuant to which he will receive $180,000 per year. The employment agreement terminates on September 30, 2016 unless renewed.

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

Results of Operations

Three Months Ended November 30, 2015 and 2014

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended November 30, 2015 and the same corresponding period in 2014 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $88,330 for the three months ended November 30, 2015, as compared with $81,268 for the three months ended November 30, 2014. Our operating expenses for the three months ended November 30, 2015 consisted mainly of officer compensation of $40,000, professional fees of $27,381, rent of $9,463, and travel expenses of $8,113. Our operating expenses for the three months ended November 30, 2014 consisted mainly of officer compensation of $39,807, professional fees of $2,277, consultancy fees of NIL, amortization expenses of $6,875 and travel expenses of $5,177. Although we will cease to accrue amortization expenses, we anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Impairment and Depreciation

During the three-month period ended November 30, 2015; we incurred zero depreciation expenses, which is the same as the corresponding period in 2014

Net Loss/ Comprehensive Loss

We incurred a net loss of $88,330 for the three months ended November 30, 2015, as compared with a net loss of $81,268 for the three months ended November 30, 2014. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Nine Months Ended November 30, 2015 and 2014

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended November 30, 2015 and the same corresponding period in 2014 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $290,700 for the nine months ended November 30, 2015, as compared with $200,233 for the nine months ended November 30, 2014. Our operating expenses for the nine months ended November 30, 2015 consisted mainly of stock-based compensation of $70,000, officer compensation of $100,000, professional fees of $46,560, rent of $27,760, amortization expenses of $9,167 and travel expenses of $22,344. Our operating expenses for the nine months ended November 30, 2014 consisted mainly of officer compensation of $99,839, professional fees of $15,763, consultancy fees of NIL, amortization expenses of $20,625 and travel expenses of $9,028. Although we will cease to accrue amortization expenses, we anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Impairment and Depreciation

During the nine-month period ended November 30, 2015; we incurred zero depreciation expenses, which is the same as the corresponding period in 2014

Net Loss/ Comprehensive Loss

We incurred a net loss of $290,700 for the nine months ended November 30, 2015, as compared with a net loss of $200,233 for the nine months ended November 30, 2014.

Liquidity and Capital Resources

As of November 30, 2015, we had total current assets of $238,242 consisting of $238,117 in cash and cash equivalents and $125 in prepaid expenses and other current assets. As of November 30, 2015, we had current liabilities in the amount of $24,269 consisting of:

Accounts payable and accrued expenses	$3,323
Due to officer	20,946
Total	$24,269

We used $210,649 in cash for operating activities for the nine months ended November 30, 2015, as compared with $187,603 used for the nine months ended November 30, 2014. Our negative operating cash flow for November 30, 2015 was mainly a result of operating expenses.

Financing activities provided $400,480 in cash for the nine months ended November 30, 2015, as compared with $186,359 provided for the nine months ended November 30, 2014. Our positive operating cash flow for November 30, 2015 was a result of cash received from collection of stock subscriptions.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended November 30,
	2015	2014
Net cash used in operating activities	$(210,649)	$(187,603)
Net cash provided by financing activities	400,480	186,359
Net increase in cash and cash equivalents	$189,831	$(1,244)

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

Despite having $238,117 in cash as of November 30, 2015, we have insufficient cash to operate our business at the current level for the next 12 months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement or loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for the nine months ended November 30, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Going Concern

We have a working capital of $213,973, have incurred losses since inception of $817,037, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of November 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of November 30, 2015, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended November 30, 2015, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated October 2, 2015, by and between the Company and Kingrich Lee (1)
10.2	Debt Conversion Agreement, dated August 3, 2015, by the Company and Kingrich Lee (2)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

**Furnished herewith

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 filed with the Commission on October 15, 2015.
(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 filed with the Commission on October 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	January 11, 2016

By:	/s/ Kingrich Lee Kingrich Lee
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)