Form 10-K/A
period 2015-02-28
LUCKYCOM INC
filed 2016-04-29
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended February 28, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on June 1, 2015 (“Annual Report on Form 10-K”),  to include a report of our independent registered public accounting firm with respect to the balance sheets dated both February 29, 2015 and 2014 and the related statements of operations and comprehensive income, shareholder’s equity and cash flows for each of the two years then ended.  This Amendment No. 1 on Form 10-K/A is in response to the Staff’s Comment Letter of February 3, 2016.

Other than the foregoing, and the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”), our Annual Report on Form 10-K is not being amended or updated in any respect. This Amendment No. 1 continues to describe the conditions as of the date of the Annual Report on Form 10-K, and, except as contained herein, we have not modified or updated the disclosures contained in the Annual Report on Form 10-K. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Annual Report on Form 10-K, including any amendment to those filings.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Luckycom, Inc.

The Woodlands, TX

We have audited the accompanying consolidated balance sheets of Luckycom, Inc. and its subsidiaries (collectively, the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luckycom, Inc. and its subsidiaries as of February 28, 2015 and 2014, and the results its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kingrich Lee

Kingrich Lee

President, Chief Executive Officer, Principal Executive Officer and Director

April 28, 2016