Form 10-K
period 2016-02-29
LUCKYCOM INC
filed 2016-05-02
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-187874

LUCKYCOM, INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1790 Hughes Landing Blvd. Suite 400,
The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

281-668-8266

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of August 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4.1 million based upon the last sales price of the common stock of $0.35 per share on August 28, 2015 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.01 outstanding as of May 2, 2016 is 17,500,000.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	26

PART I

Item 1. Business

Business of Company

We were incorporated on January 2, 2013 under the laws of the State of Nevada. Our principal executive offices are located at Level 8, Two Exchange Square, 8 Connaught Place Central, Hong Kong. We also maintain an office at 1790 Hughes Landing Blvd. Suite 400, The Woodlands, Texas 77380. Our telephone number is 281-668-8266. Our fiscal year end was February 28/29 but on February 11, 2016, our Board of Directors approved a change in the fiscal year end from a fiscal year ending on February 28 or 29 (as the case may be) to March 31, effective beginning with fiscal year 2016.

Luckycom Limited, a wholly-owned subsidiary of Luckycom, Inc, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 08, 2011. Goldsans’s name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013. Luckycom Limited became our wholly-owned subsidiary on July 3, 2013.

We plan to be in the business of marketing, distributing and selling pharmaceutical medicines in international tenders managed by World Health Organization-Geneva (WHO).

On July 3, 2013, we entered into a license agreement (the “Agreement”), which was amended on July 30, 2013 and again on October 15, 2013, with Luckycom Pharma Pte. Ltd. (“Luckycom Pharma”) based out of Singapore and acquired the exclusive and worldwide rights to manufacture, have manufactured, distribute, sell, market and promote the antimalarial medicine Cosunate (artesunate-amodiaquine kit tablets). In consideration for the license, we paid Luckycom Pharma 500,000 shares of our common stock valued at $0.11 per share for the two year license. Luckycom Pharma is owned by our officer and director, Kingrich Lee, and as such, the Agreement is considered a related party transaction. The shares paid under the Agreement ultimately belong to Mr. Kingrich Lee through his company, Luckycom Pharma. Moreover, the value set at $0.11 per share was arbitrarily chosen, was not the result of an arm’s length valuation process and does not reflect our book value or any other objective criteria of value. The Cosunate license expired on July 2, 2015 and has not been renewed.

Luckycom Pharma started developing antimalarial drugs in 2005. At present, Luckycom Pharma has developed a range of antimalarial drugs that includes:

1.	COSUNATE : Artesunate+amodiaquine tablets

2.	COBETER/ALIVE :Artemether-LUMEFANTRINE Tablets

Luckycom Pharma now is focusing on COBETER/ALIVE antimalarial drugs and pre-qualifying them under the WHO-Geneva antimalarial drug prequalification programme. Luckycom Pharma has obtained Food and Drug Administration clearance from India in September 2015 for COBETER /ALIVE , Artemether 20mg +Lumefantrine 120 mg Tablets, Artemether 20 mg +Lumefantrine 120 mg Dispersible Tablets and Artemether 80 mg + Lumefantrine 480 mg Tablets, We have not yet decided whether to license or acquire the COBETER/ALIVE intellectual property from Luckycom Pharma.

Between June and August 2015, we raised a total of $420,000 through the issuance of 3,500,000 unregistered shares of the common stock pursuant to the exemption from registration afforded under Regulation S of the Securities Act of 1933, as amended (“Securities Act”) as the securities were sold to non-U.S. persons and in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. This amount will only be sufficient for half a year and we will need to raise additional capital to achieve our objectives.

The WHO revised the International Pharmacopeia and prequalification guidelines for antimalarial drugs from 2000 to 2015 and published the Global Technical Strategy for Malaria 2016-2030 in June 2015. As a result, all antimalarial drug manufacturers must update their drugs to the latest compliance with WHO guidelines.

Malaria

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

Transmission also depends on climatic conditions that may affect the number and survival of mosquitoes, such as rainfall patterns, temperature and humidity. In many places, transmission is seasonal, with the peak during and just after the rainy season. Malaria epidemics can occur when climate and other conditions suddenly favor transmission in areas where people have little or no immunity to malaria. They can also occur when people with low immunity move into areas with intense malaria transmission, for instance to find work, or as refugees.

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

Symptoms

Malaria is an acute febrile illness. In a non-immune individual, symptoms appear seven days or more (usually 10–15 days) after the infective mosquito bite. The first symptoms – fever, headache, chills and vomiting – may be mild and difficult to recognize as malaria. If not treated within 24 hours, P. falciparum malaria can progress to severe illness often leading to death. Children with severe malaria frequently develop one or more of the following symptoms: severe anemia, respiratory distress in relation to metabolic acidosis, or cerebral malaria. In adults, multi-organ involvement is also frequent. In malaria endemic areas, persons may develop partial immunity, allowing asymptomatic infections to occur.

For both P. vivax and P. ovale, clinical relapses may occur weeks to months after the first infection, even if the patient has left the malarious area. These new episodes arise from dormant liver forms known as hypnozoites (absent in P. falciparum and P. malariae); special treatment targeted at these liver stages is required for a complete cure.

Who is at risk?

Approximately half of the world's population is at risk of malaria. Most malaria cases and deaths occur in sub-Saharan Africa. However, Asia, Latin America, and to a lesser extent the Middle East and parts of Europe are also affected.

Specific population risk groups include:

•	young children in stable transmission areas who have not yet developed protective immunity against the most severe forms of the disease;
•	non-immune pregnant women as malaria causes high rates of miscarriage and can lead to maternal death;
•	semi-immune pregnant women in areas of high transmission. Malaria can result in miscarriage and low birth weight, especially during first and second pregnancies;
•	semi-immune HIV-infected pregnant women in stable transmission areas, during all pregnancies. Women with malaria infection of the placenta also have a higher risk of passing HIV infection to their newborns;
•	people with HIV/AIDS;
•	international travelers from non-endemic areas because they lack immunity;
•	immigrants from endemic areas and their children living in non-endemic areas and returning to their home countries to visit friends and relatives are similarly at risk because of waning or absent immunity.

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

In recent years, parasite resistance to artemisinins has been detected in four countries of the Greater Mekong subregion: Cambodia, Myanmar, Thailand and Vietnam . While there are likely many factors that contribute to the emergence and spread of resistance, the use of oral artemisinins alone, as monotherapy, is thought to be an important driver. When treated with an oral artemisinin-based monotherapy, patients may discontinue treatment prematurely following the rapid disappearance of malaria symptoms. This results in incomplete treatment, and such patients still have persistent parasites in their blood. Without a second drug given as part of a combination (as is provided with an ACT), these resistant parasites survive and can be passed on to a mosquito and then another person.

If resistance to artemisinins develops and spreads to other large geographical areas, the public health consequences could be dire, as no alternative antimalarial medicines will be available for at least five years.

WHO recommends the routine monitoring of antimalarial drug resistance, and supports countries to strengthen their efforts in this important area of work.

The following information is taken from the WHO Fact Sheet : World Malaria Report 2015 (http://www.who.int/malaria/media/world-malaria-report-2015/en/) 9 December 2015 :

This fact sheet includes key estimates from the World Malaria Report 2015. The report draws on data from 96 countries and territories with ongoing malaria transmission, and from 5 countries that have recently eliminated malaria.

Global disease burden in 2015

According to the latest estimates from WHO, there were 214 million new cases of malaria worldwide in 2015 (range 149–303 million). The African Region accounted for most global cases of malaria (88%), followed by the South-East Asia Region (10%) and the Eastern Mediterranean Region (2%).

In 2015, there were an estimated 438 000 malaria deaths (range 236 000–635 000) worldwide. Most of these deaths occurred in the African Region (90%), followed by the South-East Asia Region (7%) and the Eastern Mediterranean Region (2%)

In 2015, the global burden of malaria remained heavily concentrated in 15 countries, mainly in Africa. Together, these countries account for an estimated 80% of global malaria cases and 78% of deaths. Since 2000, progress in reducing malaria incidence in these high burden countries (32%) has lagged behind that of other countries globally (53%).

Trends in the scale-up of malaria interventions

Artemisinin-based combination therapies (ACTs) are highly effective against P. falciparum, the most prevalent and lethal malaria parasite affecting humans. Globally, the number of ACT treatment courses procured from manufacturers increased from 11 million in 2005 to 337 million in 2014. The African Region accounted for most (98%) manufacturer deliveries of ACTs in 2014.

Progress in adopting and rolling out preventive therapies for children has been even slower. As of 2014, six of the 15 countries where WHO recommends preventive therapies for children under five have adopted the treatment as national policy. Only one country, Chad, has adopted the recommended preventive therapy for infants.

Cases averted and cost savings

An estimated 663 million cases of malaria have been averted in sub-Saharan Africa since 2001 as a direct result of the scale-up of three key interventions: ITNs, IRS and ACTs. An estimated 68% of cases were averted through the use of mosquito nets, 22% due to ACTs and 10% due to indoor spraying.

Across Africa, the prevention of new cases of malaria attributable to malaria control activities saved an estimated US $900 million in case management costs between 2001 and 2014. Insecticide-treated mosquito nets contributed the largest savings, followed by ACTs and indoor spraying.

Despite substantial costs savings, malaria has placed a heavy economic burden on health systems in Africa. Since 2000, the average annual cost of case management alone is estimated at nearly US$ 300 million. As malaria is concentrated in countries with comparatively low national incomes, the cost of treatment has been disproportionately borne by the most resource-constrained countries.

WHO response

To address remaining challenges in global malaria control and elimination, WHO has developed the Global Technical Strategy for Malaria 2016-2030. Adopted by the World Health Assembly in May 2015, the strategy provides a technical framework for all endemic countries as they work towards malaria control and elimination.

This Global Technical Strategy sets ambitious but achievable goals for 2030, including: reducing malaria case incidence by at least 90%; reducing malaria mortality rates by at least 90%; eliminating malaria in at least 35 countries; preventing a resurgence of malaria in all countries that are malaria-free.

To achieve these targets, annual funding for malaria will need to triple over the next 15-year period, from US$ 2.7 billion (current level of spending) to US$ 8.7 billion by 2030.

Trends in the scale-up of malaria interventions

Between 2005 and 2014, a sharp increase in diagnostic testing for malaria was reported in the African Region: from 36% of suspected malaria cases in 2005 to 65% of suspected cases. Sales of RDTs reported by manufacturers rose from fewer than 50 million globally in 2008 to 314 million in 2014.

Artemisinin-based combination therapies (ACTs) are highly effective against P. falciparum, the most prevalent and lethal malaria parasite affecting humans. Globally, the number of ACT treatment courses procured from manufacturers increased from 11 million in 2005 to 337 million in 2014. The African Region accounted for most (98%) manufacturer deliveries of ACTs in 2014.

Our Business Strategy

We licensed the antimalarial drug Cosunate from Luckycom Pharma from July 2013 to July 2015.

We understand that Luckycom Pharma is planning to submit the antimalarial drug, COBETER (Artemeter-Lumefantrine ) 20/120 Dispersible tablets and COBETER 80/480 Tablets for WHO-Geneva prequalification

Instead for pursuing our original plan to prequalify Cosunate under the WHO prequalification program, we now plan to negotiate with Luckycom Pharma to either license or acquire the COBETER/ALIVE intellectual property from Luckycom Pharma and take over the qualification and acceptance of the drug for international public tenders through the prequalification program process with the WHO under the rules of the International Pharmacopoeia. There is presently no negotiated arrangement between us and Luckycom Pharma with regards to COBETER/ALIVE intellectual property nor is there any assurance that we will be successful in our negotiations with Luckycom Pharma.

We are aware of only thirteen firms that are approved under the WHO prequalification program for all antimalarial drugs as of April 2016. While the Chinese have been using effective medicines for centuries to treat Malaria, like artemisinin, these drugs have only been used beyond China in the pharmaceutical industry in the last decade. ( http://www.patient.co.uk/doctor/malaria-pro ). As of April 2016, we are aware that only Novartis Pharma AG has obtained WHO prequalification for Artemether-Luemfantrine 20/120 tablets and dispersible tablets and 80/480 tablets in three different strengths.

Non-U.S. Regulations

Before our products can be marketed outside the United States, they are subject to regulatory approval of the relevant authorities in the country in which the products are marketed. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until an appropriate application has been approved by the regulatory authorities in that country. The time spent in gaining approval varies from that required for FDA approval, and in certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a product is approved by a regulatory authority, satisfactory prices might not be approved for such product.

Manufacturing

Current Good Manufacturing Practices (“cGMP”) are the standards identified in order to conform to requirements by governmental agencies that control authorization and licensure for manufacture and distribution of drug products for either clinical investigations or commercial sale. GMPs identify the requirements for procurement, manufacturing, testing, storage, distribution and the supporting quality systems in order to ensure that a drug product is safe for its intended application. GMPs are enforced in the United States by the FDA, under the authorities of the Federal Food, Drug and Cosmetic Act and its implementing regulations and use the phrase “current good manufacturing practices” (“cGMP”) to describe these standards. In our case, one of our contract manufacturer is located in India.

Luckycom Pharma has, through its subsidiary, entered into an agreement with a third-party organization to handle the manufacturing, testing, and distribution of activities. The organization is located in India with MHRA(UK) compliant facilities, has extensive experience within the biologics space and with the production of clinical and commercial GMP supplies. Our strategy is to continue to leverage both our partner’s capabilities and our internal capabilities in order to build a supply chain that is reliable, flexible, and cost competitive.

In the next twelve months, if we are able to obtain funding, we plan to work with this MHRA(UK) compliant facility manufacturer to start the process of retrofitting its facility to meet WHO standards. Assuming we are successful in negotiating a license for the COBETER/ALIVE intellectual property, we plan to manufacture COBETER for WHO-Geneva prequalification program, and also manufacture ALIVE 20/120 & 80/480 for the African private market after drug registration in the target market.

Sales and Marketing

Given our stage of development, we have not yet established commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. We plan to build up an international network after we achieve our financial targets.

Competition

Our industry is highly competitive and subject to rapid and significant technological change. Our potential competitors include large pharmaceutical companies and generic drug companies, including Novartis Pharma AG, Mylan Laboratories Ltd, and Sanofi-Aventis Group. Key competitive factors affecting the commercial success of our products are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products).

Employees

We do not have any employees, other than Mr. Kingrich Lee. We also engage a number of consultants.

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive offices are located at Level 8, Two Exchange Square, 8 Connaught Place Central, Hong Kong. We also maintain an office at 1790 Hughes Landing Blvd. Suite 400, The Woodlands, Texas 77380. Our monthly rent is $3,080.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “LKYM” on the OTC Pink operated by OTC Markets Group, Inc.

There have been very little trade in our shares of common stock in fiscal 2015 and no trades in fiscal 2014. The table below presents the high and low bid for our common stock for each quarter from May 20, 2015 through February 29, 2016. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended February 29, 2016	High	Low
1st Quarter	$0.20	$0.20
2nd Quarter	$0.56	$0.20
3rd Quarter	$2.00	$0.65
4th Quarter	$2.00	$1.30

Since February 29, 2016, there had been no trading in our stock. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

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

Holders of Our Common Stock

As of May 2, 2016, we had 17,500,000 shares of our common stock issued and outstanding, held by seventy three (73) shareholders of record.

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

Recent Sales of Unregistered Securities

We have not issued any unregistered equity securities since we reported in our last report on Form 10-Q for the quarter ended November 30, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Stock Option and Warrants

None.

Repurchase of Equity Securities by Luckycom, Inc. and Affiliated Purchasers

None.

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 100598 (Telephone number: (212) 828-8436).

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to, changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We have not begun operations and did not record any revenue for the year end February 29, 2016. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. Over the next few years, we intend to qualify and gain acceptance in international public tenders for anti-malarial drugs through the prequalification programme governed by the World Health Organization (“WHO”) (the “Prequalification Programme”).

We plan to negotiate with Luckycom Pharma for a new license agreement for or acquire COBETER 20/120 and COBETER 80/480. Then, we plan to take over the qualification and acceptance of the drug for international public tenders, through the prequalification program process with the WHO under the rules of the International Pharmacopoeia. There is no guarantee that we will be successful in our negotiations.

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

If we are not able to raise sufficient funds to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated to be $150,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations covering US, Singapore, India and United Kingdom ($500,000-$2,500,000) by December 2016);

2.	Execute a manufacturing agreement with a manufacturer with facilities which are compliant with Medicines and Healthcare products Regulatory Agency (“MHRA”) guidelines and work on the Prequalification Programme application ($500,000-$2,500,000 by December 2016).

3.	Identify and locate a privately-owned company or companies involved in the pharmaceutical business, which is/are looking to become a publicly listed company by combining their operation with us through a reverse merge.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth below, and we may have to push back the dates of such activities.

Secure Necessary Funds.

We plan to obtain financing through investment bankers. This activity will be ongoing until adequate capital has been secured at terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000-$5,000,000 of funding in the next 12 months. We have $116,642 in cash as of February 29, 2016, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that our Chief Executive Officer, Mr. Kingrich Lee will spearhead our financing efforts.

MHRA (UK) Manufacturer.

We currently have no manufacturing facility. We plan to rely on a contract manufacturer to produce drug products. We have identified one manufacturing plant with MHRA(UK) compliant facilities for manufacturing activities located in India, which is not affiliated with Mr. Lee, our company or the companies that Mr. Lee owns. In the next twelve months, if we are able to obtain funding, we plan to work with one MHRA(UK) compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to have this step in the process underway by December 2016. We believe it will cost us $500,000-$2,000,000 in the next twelve months to negotiate with this manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail more funds. We will have to raise more than the $500,000-$2,000,000 to achieve that step in the process.

Prepare and Apply for the Prequalification Program with the WHO.

It takes anywhere from 3 months to 3 years to gain access to the WHO program for international tenders. We believe that it will cost approximately $2,000,000 to apply for the Prequalification Program. This will include the cost of completing CRO, GCP and GLP activities, manufacturing of drugs samples, preparing drug dossiers and bioequivalent studies, and traveling expenses to establish contacts with international distributors. We hope to be underway by December 2016.

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

Compensate Management

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

Results of Operations for the Years Ended February 29, 2016 and February 28, 2015

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the year ended February 29, 2016, and the same corresponding period in 2015 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $420,728 for the year ended February 29, 2016, as compared with $265,105 for the year ended February 28, 2015. Our operating expenses for the year ended February 29, 2016, consisted mainly of stock-based compensation of $70,000, officer compensation of $145,000, professional fees of $110,681, rent of $36,328, amortization expenses of $9,167 and travel expenses of $29,236. Our operating expenses for year ended February 28, 2015 consisted mainly of officer compensation of $120,000, professional fees of $24,144, consultancy fees of $1,171, amortization expenses of $27,500 and travel expenses of $10,631. Although we will cease to accrue amortization expenses, we anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss/ Comprehensive Loss

We incurred a net loss of $420,728 for the year ended February 29, 2016, as compared with a net loss of $264,155 for the year ended February 28, 2015.

Capital Resources and Liquidity

As of February 29, 2016, we had $116,767 in current assets, consisting of $116,642 in cash and cash equivalents and $125 in prepaid expenses and other current assets, and current liabilities in the amount of $32,822, consisting of accounts payable and accrued liabilities of $741, and $32,081 due to officer. We had a working capital of $83,945 as of February 29, 2016.

We used $343,259 in cash for operating activities during the year ended February 29, 2016, as compared with $244,649 used during the year ended February 28, 2015. Our negative operating cash flow for the year ended February 29, 2016, was mainly a result of operating expenses.

Financing activities provided $411,615 in cash during the year ended February 29, 2016, as compared with $198,615 provided during the year ended February 28, 2015. Our positive operating cash flow for November 30, 2015 was a result of cash received from collection of stock subscriptions.

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

Despite having $116,642 in cash as of February 29, 2016, we have insufficient cash to implement our current business plan for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next twelve months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for year ended February 29, 2016. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Foreign Currency Translation

Our planned operations will be outside the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk. Our functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended February 29, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at February 29, 2016.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have a working capital of $83,945, have incurred losses since inception of $947,065, and have not yet received any revenue from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of February 29, 2016 and February 28, 2015
F-3	Consolidated Statements of Operations for the years ended February 29, 2016 and February 28, 2015
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended February 29, 2016 and February 28, 2015
F-5	Consolidated Statements of Cash Flows for the years ended February 29, 2016 and February 28, 2015
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Luckycom, Inc.

1790 Hughes Landing Blvd. Suite 400,
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Luckycom, Inc. and its subsidiaries (collectively, the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luckycom, Inc. and its subsidiaries as of February 29, 2016 and February 28, 2015, and the results their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

May 2, 2016

LUCKYCOM, INC.

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
Assets	2016	2015
Current Assets
Cash and cash equivalents	116,642	$48,286
Prepaid expense and other current assets	125	—
Total Current Assets	116,767	48,286

Other Assets
Drug License, net of $55,000 and $45,833 amortization	—	9,167
Total Other Assets	—	9,167

Total Assets	$116,767	$57,453

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$741	$2,314
Due to officer	32,081	390,466
Total Current Liabilities	32,822	392,780

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,500,000 and 10,500,000 shares issued and outstanding, respectively	175,000	105,000
Additional paid in capital	856,000	86,000
Accumulated other comprehensive income	10	10
Accumulated deficit	(947,065)	(526,337)
Total stockholders’ equity (deficit)	83,945	(335,327)
Total Liabilities and Stockholders’ Equity (Deficit)	$116,767	$57,453

See accompanying notes to financial statements.

F-2

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	February 29, 2016	February 28, 2015
General and administrative expenses	$420,772	$265,105
Other income	44	950
Net Loss	$(420,728)	$(264,155)

Net loss per share – basic and diluted	$(0.03)	$(0.03)

Weighted average common shares – basic and diluted	14,562,077	10,500,000

See accompanying notes to financial statements.

LUCKYCOM, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF FEBRUARY 29, 2016

	Common stock		Additional Paid in	Accumulated other comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Capital	income	Deficit	(Deficit)
Balance as of February 28, 2014	10,500,000	$105,000	$86,000	$10	$(262,182)	$(71,172)
Net loss	—	—	—	—	(264,155)	(264,155)
Balance as of February 28, 2015	10,500,000	105,000	86,000	10	(526,337)	(335,327)
Common stock issued for cash	3,500,000	35,000	385,000	—	—	420,000
Debt settlement	3,500,000	35,000	315,000	—	—	350,000
Stock-based compensation	—	—	70,000	—	—	70,000
Net loss	—	—	—	—	(420,728)	(420,728)
Balance as of February 29, 2016	17,500,000	$175,000	$856,000	$10	$(947,065)	$83,945

See accompanying notes to financial statements.

LUCKYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	February 29, 2016	February 28, 2015
Cash Flows from Operating Activities
Net loss	$(420,728)	$(264,155)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of drug license	9,167	27,500
Stock-based compensation	70,000	—
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	(125)	—
Increase (decrease) in accounts payable and accrued expenses	(1,573)	(7,994)
Net cash used in operating activities	(343,259)	(244,649)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	420,000	—
Proceeds from officer loans	93,278	198,615
Repayments of officer loans	(101,663)	—
Net cash received from financing activities	411,615	198,615

Net increase in cash and cash equivalents	68,356	(46,034)

Cash and Cash Equivalents, beginning of period	48,286	94,320

Cash and Cash Equivalents, end of period	116,642	$48,286

Supplemental disclosures of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental disclosures of cash flow information:
Shares issued for debt conversion	$350,000	$—

See accompanying notes to financial statements.

LUCKYCOM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Note 1 – Summary of Significant Accounting Policies

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

On February 11, 2016, the Board of Directors of Luckycom, Inc. approved a change in the fiscal year end from a fiscal year ending on February 28 or 29 (as the case may be) to March 31, effective beginning with fiscal year 2016. The Company expects to make the fiscal year change on a prospective basis and will not adjust operating results for prior periods. The change to the Company's fiscal year will not impact the Company's fiscal year results for the year ended February 29, 2016. However, the change will impact the prior year comparability of each of the fiscal quarters and annual period in 2016 in future filings. The Company's next Annual Report on Form 10-K will be for the fiscal year ending February 29, 2016 and the Company's first Quarterly Report on Form 10-Q will be for the four-month period ended June 30, 2016. The Company believes this change will provide numerous benefits, including aligning its reporting periods to be more consistent with peer companies and improving comparability between periods.

Principles of Consolidation

These consolidated financial statements include the accounts of Luckycom, Inc., and its wholly-owned subsidiary Luckycom Limited. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $116,642 and $48,286 of cash as of February 29, 2016 and February 28, 2015, respectively.

LUCKYCOM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Note 1 – Summary of Significant Accounting Policies (Continued)

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

LUCKYCOM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Note 1 – Summary of Significant Accounting Policies (Continued)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 29, 2016.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $947,065 as of February 29, 2016 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

LUCKYCOM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2016

Note 3 – Related Party Transactions

On August 3, 2015, the Company agreed to convert $350,000 debt owed to it sole officer and director, Mr. Kingrich Lee, into 3,500,000 shares of its common stock at $0.10 per share. The Company has fair valued the total shares as $420,000 and recognized the $70,000 as the stock based compensation to Mr. Lee.

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $93,278 to the Company during the year ended February 29, 2016, and Mr. Lee is owed an aggregate of $32,081 as of February 29, 2016. The amounts are unsecured, non-interest bearing and due on demand. During the year ended February 29, 2016, $101,663 was paid in cash to Mr. Kingrich Lee.

On October 2, 2015, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay an annual salary of $180,000.

The Company had an oral agreement with its officer and director to pay him a monthly salary of approximately HK$35,000 or approximately US$4,520. The agreement terminated on June 30, 2013, and an employment agreement was entered into at that time providing for officer compensation of approximately US$10,000 per month. Total officer compensation was $120,000 for the year ended February 28, 2015.

Note 4 – Capital Stock

During the year ended February 29, 2016, the Company issued 7,000,000 shares of its common stock, including 3,500,000 shares of its common stock at $0.12 per share to eleven investors for total proceeds of $420,000, and 3,500,000 of its common stock at $0.10 per share in conversion of $350,000 owed to its sole officer and director, Mr. Lee.

As of February 29, 2016, the Company had 17,500,000 shares of common stock issued and outstanding.

Note 5 – Income Taxes

As of February 29, 2016, the Company had net operating loss carry forwards of $869,000 that may be available to reduce future years’ taxable income in varying amounts through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The approximate cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of February 29, 2016:

	February 29, 2016	February 28, 2015
Federal income tax benefit attributable to:
Current Operations	$295,500	$178,954
Less: valuation allowance	(295,500)	(178,954)
Net provision for Federal income taxes	$0	$0

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being February 29, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who is also Chief Financial Officer.

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

Because of these multiple roles assumed by our Chief Executive Officer and who is also Chief Financial Officer, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended February 29, 2016.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 29, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iii) insufficient levels of supervision and review of the accounting and financial reporting process.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 29, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company's Chief Executive Officer (who is also our Chief Financial Officer) has concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors. Our sole officer and director,Mr. Kingrich Lee is resident in Hong Kong and therefore, it may be difficult for investors to effect service of process within the U.S. upon him or to enforce judgments against him obtained from the United States courts.

Name	Age	Principal Positions With Us
Kingrich Lee	41	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director

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

From January 2013 to the present, Mr. Lee has been our sole officer and director, and from July 2013 to the present has served as the sole officer and director of our wholly owned subsidiary Luckycom Ltd. based in Hong Kong. From May 2013 to the present, Mr. Lee has been the owner and director of Luckycom Pharma Pte. Ltd. based in Singapore. From May 2012 to June 2013, Mr. Lee was a director of Wudor Capital Hong Kong Ltd. From January 2009 to July 2010, Mr. Lee was a director with Luckycom Pharma Ltd. based in the UK. From Oct 2006 to April 2011, Mr. Lee has been the owner and director for Luckycom Pharma Ltd, Hong Kong. From April 2005 to the present, Mr Lee has been the owner and director of Luckycom Pharma Pvt. Ltd, based in India. From 2003-2004, Mr. Lee was Manager of International Marketing at Holleykin Pharma, in China, a subsidiary of Shenzhen Stock Exchange listed firm Holley Pharma(Stock Code:000607) . From 2001-2003, Mr. Lee started his first own food business, Luckycom & Co.in China. From 1997-2001, Mr. Lee was served as Import of Export Executive, Manager of Star Lake Bioscience Ltd, a Shanghai Stock Exchange listed firm(Stock Code:600866) ,where he developed 20+ countries markets in Europe, Asia and America for pharmaceuticals and food business, and supplied APIs to Roche Group for Hepatitis C medicines with US FDA approval. Mr. Lee earned an Executive Certificate in Merger and Acquisition from the University of Hong Kong, and Bachelor degree in International economic and trade from Guangdong University of Finance & Economics.

Director Qualifications

Directors are responsible for overseeing the Company’s business consistent with their fiduciary duty to the stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. Our Board believes that there are general requirements for service on the Board that are applicable to directors and that there are other skills and experience that should be represented on the Board as a whole but not necessarily by each director. The Board considers the qualifications of director and director candidates individually and in the broader context of the Board’s overall composition and the Company’s current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board conducts interviews of potential director candidates to assess intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board. The Company plans to be involved in the pharmaceuticals businesss and therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the board believes that governmental, political or diplomatic expertise should be represented on the Board.

Board Leadership Structure and Role in Risk Oversight

Our sole director and officer, Mr Kingrich Lee has held numerous leadership roles as Chief Executive Officer or a President or like position for more than 10 years and has been involved in various capacities in the pharmaceuticals and food business developed numerous markets internationally. Accordingly, we believe that Mr. Lee is well-equipped and qualified to be our Chairman and Chief Executive Officer. Our entire board has overall responsibility for risk oversight including related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Independence

Except as reported above, our sole officer and director, Mr.Kingrich Lee, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15). There are no family relationships among our director or officer.

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

Most of Mr. Lee’s time and energy is spent with us, and we plan to prequalify with the WHO with the drugs developed by Luckycom Pharma Pte Ltd. Mr. Lee will not be spending much, if any, of his time working with Luckycom Pharma Pte Ltd. or Luckycom Pharma Pvt. Ltd., which also develops pharmaceuticals. He intends to leave the operations to those working at Luckycom Pharma Pte Ltd. or Luckycom Pharma Pvt. Ltd. Luckycom Ltd., a subsidiary of our company, will handle the Asian operations and financing activities abroad. We do not believe that Mr. Lee faces any material conflicts of interest in being affiliate with all of these companies. We have a license agreement with Luckycom Pharma Pte Ltd and separate work obligations are attributed to each company. Luckycom Pharma Pte Ltd. will develop the drugs, and we will submit an application with the WHO to engage in international tenders. Luckycom Pharma Pvt. Ltd does not have any bearing on our plans or operations and Luckycom Ltd.’s interests are directly in line with our interests.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. We have not done so as of the date of this annual report.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934.

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Luckycom, Inc. and and its subsidiary, Luckycom Limited in the fiscal years ended February 29, 2015 and February 28, 2015 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kingrich Lee (1)	2016	145,000	—	70,000	—	—	—	215,000
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and and Sole Director	2015	120,000	—	—	—	—	—	120,000

Narrative Disclosure to the Summary Compensation Table

Kingrich Lee has served as our President, CEO, CFO, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. From July of 2013, Mr. Lee’s salary with Luckycom Ltd. was $120,000 annually. On October 2, 2015, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay an annual salary of $180,000. On August 3, 2015, the Company agreed to convert $350,000 debt owed to it sole officer and director, Mr. Kingrich Lee, into 3,500,000 shares of its common stock at $0.10 per share. The Company has fair valued the total shares as $420,000 and recognized the $70,000 as the stock based compensation by Mr. Lee.

Employment Agreements

Our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and and sole director, Mr. Kingrich Lee entered into an employment agreement with our wholly owned Hong Kong subsidiary, Luckycom Limited on July 3, 2013 to serve as Chief Executive Officer of Luckycom, Inc. The agreement provided for an annual base salary of $120,000 and expired on July 3, 2015. Mr. Lee then entered into another employment agreement with Luckycom Limited on October 2, 2015 for an initial term expiring on September 30, 2016 and continuing on a year-to-year basis unless terminated by either party on not less than 30 days’ notice. In consideration for the provision of services thereunder, Mr. Lee shall be paid an annual salary of $180,000.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2016.

Equity Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Kingrich Lee	-	-	-	-

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for Hong Kong companies to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We will consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Director Compensation

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 2, 2016, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Kingrich Lee (3) Level 8, Two Exchange Square 8 Connaught Place Central Hong Kong	11,415,000	65.22%
All directors and officers as a group (1 person)	11,415,000	65.22%

Principal Stockholders
None		—%

(1)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on May 2, 2016, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on May 2, 2016 (17,500,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 17,500,000 voting shares as of May 2, 2016.

(3)	Includes 9,600,000 shares are held in his name and the 500,000 shares issued to Luckycom Pharma Pte. Ltd which have been transferred to Mr. Lee’s name.

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

On August 3, 2015, the Company agreed to convert $350,000 debt owed to it sole officer and director, Mr. Kingrich Lee, into 3,500,000 shares of its common stock at $0.10 per share. The Company has fair valued the total shares as $420,000 and recognized the $70,000 as the stock based compensation by Mr. Lee.

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $93,278 to the Company during the year ended February 29, 2016, and Mr. Lee is owed an aggregate of $32,081 as of February 29, 2016. The amounts are unsecured, non-interest bearing and due on demand. During the year ended February 29, 2016, $101,663 was paid in cash to Mr. Kingrich Lee.

On October 2, 2015, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay an annual salary of $180,000.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

	Year Ended February 29, 2016	Year Ended February 28, 2015
Audit Fees and Audit Related Fees	$12,200	$8,600
Tax Fees	—	—
All Other Fees	—	—
Total	$12,200	$8,600

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
10.11	Employment Agreement between Kingrich Lee and Luckycom Limited *
21.1	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013

(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013

(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013

(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013

(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckycom, Inc.

Dated: May 2, 2016	By:	/s/ Kingrich Lee
	Name:	Kingrich Lee
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kingrich Lee	Chief Executive Officer and Director	May 2, 2016
Kingrich Lee	(Principal Executive Officer)

/s/ Kingrich Lee	Chief Financial Officer	May 2, 2016
Kingrich Lee	(Principal Financial and Accounting Officer)

-27-