Form 10-Q
period 2016-06-30
LUCKYCOM INC
filed 2016-08-11
CIK 1567098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

(281) 668-8266
(Registrant’s telephone number, including area code)
__________________________________
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

The number of shares of issuer’s common stock outstanding, as of August 11, 2016 was 17,500,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2016 (unaudited), March 31, 2016 (unaudited) and February 29, 2016 (audited);
F-2	Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015, and one month ended March 31,2016 (unaudited);
F-3	Consolidated Cash flow for the three months ended June 30, 2016 and 2015, and one month ended March 31,2016 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,	February 29,
Assets	2016	2016	2016
Current Assets	(unaudited)	(unaudited)
Cash and cash equivalents	$144,241	$86,262	$116,642
Prepaid expense and other current assets	125	125	125
Total Current Assets	144,366	86,387	116,767

Total Assets	$144,366	$86,387	$116,767

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$9,167	$1,037	$741
Due to officer	195,320	35,359	32,081
Total Liabilities	204,487	36,396	32,822

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,500,000 and 17,500,000 shares issued and outstanding, respectively.	175,000	175,000	175,000
Additional paid in capital	856,000	856,000	856,000
Accumulated other comprehensive income	10	10	10
Accumulated deficit	(1,091,131)	(981,019)	(947,065)
Total stockholders’ equity (deficit)	(60,121)	49,991	83,945
Total Liabilities and Stockholders’ Equity (Deficit)	$144,366	$86,387	$116,767

See accompanying notes to these unaudited consolidated financial statements.

LUCKYCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the three months ended	For the three months ended	For the one month ended	For the one month ended
	June 30, 16	June 30, 15	March 31, 2016	March 31, 2015
General and administrative expenses	$110,115	$66,313	$33,868	$23,281
Other income (expense)	3	(111)	(86)	-

Net Loss	$(110,112)	$(66,424)	$(33,954)	$(23,281)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average common shares – basic and diluted	17,500,000	10,615,385	17,500,000	10,500,000

See accompanying notes to these unaudited consolidated financial statements.

LUCKYCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended	For the one months ended	For the one month ended
	June 30, 2016	June 30, 2015	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities
Net loss	$(110,112)	$(66,424)	$(33,954)	$(23,281)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of drug license	-	6,875	-	2,292
Stock-based compensation	-	-	-
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	-	836	-	(961)
Increase (decrease) in accounts payable and accrued expenses	17,781	15,472	3,574	2,806
Net cash used in operating activities	(92,331)	(43,241)	(30,380)	(19,144)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	180,000	-
Proceeds from officer loans	150,310	25,707	-	10,283
Repayments of officer loans	-	-	-
Net cash received from financing activities	150,310	205,707	-	10,283

Net increase in cash and cash equivalents	57,979	162,466	(30,380)	(8,861)

Cash and Cash Equivalents, beginning of period	86,262	39,425	116,642	48,286

Cash and Cash Equivalents, end of period	$144,241	$201,891	$86,262	39,425

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by related party	$9,651	$17,398	$3,278	$2,806

See accompanying notes to these unaudited consolidated financial statements.

Luckycom, Inc.
Notes to the Consolidated Unaudited Financial Statements

Note 1 – Organization and Basis of Presentation

The accompanying consolidated unaudited interim financial statements of Luckycom, Inc, (the “Company”, “Luckycom”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on May 2, 2016.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the fiscal year ended February 29, 2016 as reported in the Company’s Form 10-K have been omitted.

Organization and Description of Business

Luckycom, Inc. (“we”, “our”, the “Company”) plans to acquire, develop, manufacture and market pharmaceutical medication. In the next few years, we plan to qualify and gain acceptance in international public tenders for anti-malarial drugs through the prequalification programme process governed by the World Health Organization (”WHO”).

Luckycom Limited, a wholly-owned subsidiary of Luckycom, Inc, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 08, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013.

Fiscal Year

On February 11, 2016, the Board of Directors of Luckycom, Inc. approved a change in the fiscal year end from a fiscal year ending on February 28 or 29 (as the case may be) to March 31, effective beginning with fiscal year 2016. The Company expects to make the fiscal year change on a prospective basis and will not adjust operating results for prior periods.

We will begin filing our quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year ending March 31, 2017. We also currently plan to report the first quarter of fiscal year ending March 31, 2017 as a three-month period ended June 30, 2016.

In addition, our Consolidated Statements of Operation, and Consolidated Statements of Cash Flows also include one-month ended March 31, 2016 and 2015.

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

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,091,131 as of June 30, 2016, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $150,310 and $0 to the Company during the three month ended June 30, 2016 and the one month ended March 31, 2016, respectively.

During the three month ended June 30, 2016 and the one month ended March 31, 2016,  Mr. Kingrich Lee has paid, on behalf of the Company, the amounts of $9,651 and $3,278, respectively.

Mr. Lee is owed an aggregate amount of $195,320, as of June 30, 2016.

The amounts are unsecured, non-interest bearing and due on demand.

On October 2, 2015, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay him an annual salary of $180,000.

Note 4 – Capital Stock

As of June 30, 2016, the Company had 17,500,000 shares of common stock issued and outstanding.

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

If we are not able to raise $1,000,000 to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated to be $200,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations ($500,000 by December 2016); and

2.
Execute a manufacturing agreement with a manufacturer with facilities which are compliant with Medicines and Healthcare products Regulatory Agency (“MHRA”) guidelines and work on the Prequalification Programme application ($500,000 by December 2016).

3.
Identify and locate a privately-owned company or companies involved in the pharmaceutical business, which is looking to become a publicly listed company by combining their operation with us through a reverse merge.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth below, and we may have to push back the dates of such activities.

Secure Necessary Funds.

We plan to obtain financing from friends, family and business associates. This activity will be ongoing until adequate capital has been secured on terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000  - $5,000,000 of funding in the next 12 months. We have $144,241 in cash as of June 30, 2016, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Mr. Kingrich Lee, our CEO, will spearhead our financing efforts.

MHRA (UK) Manufacturer.

We currently do not have a manufacturing facility. We plan to rely upon a contract manufacturer to produce both drug substances and drug products. We have identified a manufacturing plant with MHRA compliant facilities in India, and the manufacturing plant is not affiliated with Mr. Lee, our Company or the companies that Mr. Lee owns. In the next 12 months, if we are able to obtain funding, we plan to work with the MHRA compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to establish this relationship and begin the retrofitting process by December 2016. We anticipate it will cost $500,000 to negotiate with the manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail funds beyond the initial $500,000 estimate. We do not believe we will get to the retrofitting stage in the next 12 months. We will have to raise more than the $1,000,000 we plan to raise in the next 12 months to achieve the retrofitting step. We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Mr. Lee and a consultant who we anticipate hiring in the future will spearhead our efforts to meet our manufacturing needs.

Prepare and Apply for the Prequalification Programme with the WHO.

It takes anywhere from three (3) months to three (3) years to gain access to the WHO program for international tenders. We believe that it will cost approximately $500,000 to qualify for the Prequalification Programme; this relates to the cost of (i) inspection of contract research organizations (“CROs”) and Good Clinical Practice (“GCP”) and Good Laboratory Practice (“GLP”) inspection of CROs, (ii) manufacturing of drug samples, preparation of drug dossiers and bioequivalent studies and (iii) traveling expenses associated with establishing contacts with international distributors. We intend to commence our preparation for the Prequalification Programme by December 2016).. As stated earlier, we will first need to retain a consultant to guide us through this process and all costs stated above are estimates provided by management and subject to change.

There are no first time application fee for Prequalification Programme . The prequalification process takes a minimum of three (3) months if the product meets all the required standards. When products do not meet the appropriate standards the process can take longer, and if the applicant fails to prove the quality, safety and efficacy of its medicine, it will not be prequalified. Even though some larger firms are able to complete the process in a matter of months, we believe that it will take us two (2) to three (3) years to complete the prequalification process because we need to enroll MHRA compliant facilities, retrofit such facilities in accordance with WHO standards, engage Active Pharmaceuticals Ingredients (“API”) suppliers with WHO prequalification and gather all the data, testing and sampling needed to apply for prequalification. Other more established firms already have these requirements in place and therefore, it takes them less time to maneuver through the Prequalification Programme.

Compensate Management.

On October 2, 2015, our wholly-owned subsidiary, Luckycom Ltd entered into an employment agreement with Mr. Kingrich Lee, pursuant to which he will receive $180,000 per year. The employment agreement terminates on September 30, 2016 unless renewed.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015 and One Month Ended March 31, 2016 and 2015

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended June 30, 2016 and one month ended March 31, 2016 and the same corresponding periods in 2015 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $110,115 and $66,313 for the three months ended June 30, 2016 and 2015 respectively and $33,868 and $23,281 for the three months ended June 30, 2016 and 2015, respectively.

Our operating expenses for the three months ended June 30, 2016 consisted mainly of officer compensation of $45,221, professional fees of $48,114, rent of $7,932, and travel expenses of $4,937.

Our operating expenses for the three months ended June 30, 2015 consisted mainly of officer compensation of $30,000, professional fees of $10,673, amortization expenses of $6,875 and travel expenses of $6,589.

Our operating expenses for the one month ended March 31, 2016 consisted mainly of officer compensation of $15,081, professional fees of $9,399, rent of $2,741, and travel expenses of $5,452.

Our operating expenses for the one month ended March 31, 2015 consisted mainly of officer compensation of $9,807, professional fees of $2,000, rent of $3,251, and travel expenses of $3,061.

Although we will cease to accrue amortization expenses, we anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss/ Comprehensive Loss

We incurred a net loss of $110,112 and $66,424  for the three months ended June 30, 2016 and 2015, respectively, net loss of $33,954 and $23,281 for the one month ended March 31, 2016 and 2015, respectively. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $144,366 consisting of $144,241 in cash and cash equivalents and $125 in prepaid expenses and other current assets. As of June 30, 2016, we had current liabilities in the amount of $204,487 consisting of:

Accounts payable and accrued expenses	$9,167
Due to officer	195,320
Total	$204,487

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended	Three Months Ended	One Month Ended	One Month Ended
	June 30,	June 30,	March 31,	March 31,
	2016	2015	2016	2015
Net cash used in operating activities	$(92,331)	$(43,241)	$(30,380)	$(19,144)
Net cash provided by financing activities	150,310	205,707	-	10,283
Net increase in cash and cash equivalents	$57,979	$162,466	$(30,380)	$(8,861)

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations)

Our positive financing cash flow for the three months ended June 30, 2016 was a result of a loan received from a related party.

Our positive financing cash flow for the three months ended June 30, 2015 was mainly result of cash received from collection of stock subscriptions.

Our positive financing cash flow for the one month ended March 31, 2016 was a result of a loan received from a related party.

Our positive financing cash flow for the one month ended March 31, 2015 was a result of a loan received from a related party.
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

Despite having $144,241 in cash as of June 30, 2016, we have insufficient cash to operate our business at the current level for the next 12 months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement or loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2016.

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

Foreign Currency Translation

The Company is based in The Woodlands, Texas although it is incorporated in Nevada. The Company has subsidiary in Hong Kong. The functional currency of the Company is the Hong Kong Dollar and is translated to U.S. dollars using the exchange rate effective for the date reported for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Going Concern

We have a working capital of $(60,121), have incurred losses since inception of $1,091,131, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following three material weaknesses that have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated October 2, 2015, by and between the Company and Kingrich Lee. (1)
10.2	Debt Conversion Agreement, dated August 3, 2015, by the Company and Kingrich Lee. (2)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith
**Furnished herewith

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 filed with the Commission on October 15, 2015.
(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 filed with the Commission on October 15, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	August 11, 2016

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)