Form 10-Q
period 2016-09-30
LUCKYCOM INC
filed 2016-11-10
CIK 1567098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of issuer’s common stock outstanding, as of November 10, 2016 was 17,626,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2016 (unaudited), March 31, 2016 (unaudited) and February 29, 2016 (audited);
F-2	Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015, and six months ended September 30,2016 (unaudited);
F-3	Consolidated Cash flow for the three months ended September 30, 2016 and 2015, and six months ended September 30,2016 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,	February 29,
Assets	2016	2016	2016
Current Assets	(unaudited)	(unaudited)
Cash and cash equivalents	$159,896	$86,262	$116,642
Prepaid expense and other current assets	125	125	125
Total Current Assets	160,021	86,387	116,767

Total Assets	$160,021	$86,387	$116,767

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$9,002	$1,037	$741
Due to officer	205,798	35,359	32,081
Total Liabilities	214,800	36,396	32,822

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,626,000 and 17,500,000 shares issued and outstanding, respectively.	176,260	175,000	175,000
Additional paid in capital	973,188	856,000	856,000
Accumulated other comprehensive income	10	10	10
Accumulated deficit	(1,204,237)	(981,019)	(947,065)
Total stockholders’ equity (deficit)	(54,779)	49,991	83,945
Total Liabilities and Stockholders’ Equity (Deficit)	$160,021	$86,387	$116,767

See accompanying notes to these unaudited consolidated financial statements.

LUCKYCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	September 30, 16	September 30, 15	September 30, 16	September 30, 15
General and administrative expenses	$112,813	134,750	$222,928	201,063
Other income (expense)	(293)	(87)	(290)	(198)

Net Loss	$(113,106)	(134,837)	$(223,218)	(201,261)

Net loss per share – basic and diluted	$(0.01)	(0.01)	$(0.01)	(0.02)

Weighted average common shares – basic and diluted	17,541,087	14,858,696	17,520,656	11,311,475

See accompanying notes to these unaudited consolidated financial statements.

LUCKYCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended	For the six months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net loss	$(223,218)	$(201,261)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for service	5,940	-
Amortization of drug license	-	6,875
Stock-based compensation	-
Changes in operating assets and liabilities:
Increase (decrease) in prepaid expenses	-	836
Increase (decrease) in accounts payable and accrued expenses	27,510	(70,177)
Net cash used in operating activities	(189,768)	(263,727)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Proceeds from issuance of common stock	112,508	490,000
Proceeds from officer loans	150,894	25,707
Repayments of officer loans
Net cash received from financing activities	263,402	515,707

Net increase in cash and cash equivalents	73,634	251,980

Cash and Cash Equivalents, beginning of period	86,262	39,425

Cash and Cash Equivalents, end of period	$159,896	$291,405

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by related party	$19,545	$-

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

We will begin filing our quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year ending March 31, 2017. We also currently plan to report the second quarter of fiscal year ending March 31, 2017 as a six-month period ended September 30, 2016.

The change to the Company’s fiscal year will not impact the Company’s fiscal year results for the year ended February 29, 2016. However, the change will impact the prior year comparability of each of the fiscal quarters and annual period in 2016 in future filings.

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

Note 2 – Going Concern
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,204,237 as of September 30, 2016, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $150,894 and $25,707 to the Company during the six month ended September 30, 2016 and 2015, respectively.

During the six months ended September 30, 2016 and 2015, Mr. Kingrich Lee has paid, on behalf of the Company, the amounts of $19,545 and $nil, respectively.

Mr. Lee is owed an aggregate amount of $205,798, as of September 30, 2016.

The amounts are unsecured, non-interest bearing and due on demand.

On October 2, 2015, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay him an annual salary of $180,000.

Note 4 – Capital Stock

As of September 30, 2016, the Company had 17,626,000 shares of common stock issued and outstanding. During six months ended September 30, 2016, the company issued 120,000 shares of common stock for $120,000 of cash, and 6,000 shares of common stock for services.

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

Secure Necessary Funds.
We plan to obtain financing from friends, family and business associates. This activity will be ongoing until adequate capital has been secured on terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000  - $5,000,000 of funding in the next 12 months. We have $159,896 in cash as of September 30, 2016, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Mr. Kingrich Lee, our CEO, will spearhead our financing efforts.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015 and Six Months Ended September 30, 2016 and 2015

Operating Revenue
We recorded no consolidated revenue and consolidated gross loss for the three-month and six-month period ended September 30, 2016 and the same corresponding periods in 2015 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $112,813 and $134,750 for the three months ended September 30, 2016 and 2015 respectively and $222,928 and $201,063 for the six months ended September 30, 2016 and 2015, respectively.

Our operating expenses for the three months ended September 30, 2016 consisted mainly of officer compensation of $44,776, professional fees of $48,085 (which includes $5,940 stock-based compensation), travel expenses of $8,264, and rent of $8,178.

Our operating expenses for the three months ended September 30, 2015 consisted mainly of stock compensation of $70,000, officer compensation of $30,193, rent of $18,102, and professional fees of $12,205.

Our operating expenses for the six months ended September 30, 2016 consisted mainly of professional fees of $96,199 (which includes $5,940 stock-based compensation), officer compensation of $89,996, rent of $16,110, and travel expenses of $13,201.

Our operating expenses for the six months ended September 30, 2015 consisted mainly of stock compensation of $70,000, officer compensation of $60,193, professional fees of $22,878, and rent of $18,102.

Although we will cease to accrue amortization expenses, we anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss/ Comprehensive Loss

We incurred a net loss of $113,106 and $134,837 for the three months ended September 30, 2016 and 2015, respectively, net loss of $223,218 and $201,261 for the six months ended September, 2016 and 2015, respectively. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $160,021 consisting of $159,896 in cash and cash equivalents and $125 in prepaid expenses and other current assets. As of September 30, 2016, we had current liabilities in the amount of $214,800 consisting of:

Accounts payable and accrued expenses	$9,002
Due to officer	205,798
Total	$214,800

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2016	2015
Net cash used in operating activities	$(189,768)	$(263,727)
Net cash provided by financing activities	263,402	515,707
Net increase in cash and cash equivalents	$73,634	$251,980

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations)

Our positive financing cash flow for the six months ended September 30, 2016 was a result of proceeds from issuance of common stock.

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

Despite having $159,896 in cash as of September 30, 2016, we have insufficient cash to operate our business at the current level for the next 12 months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2016.

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

Going Concern

We have a working capital of $(54,779), have incurred losses since inception of $1,204,237, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Employment Agreement, dated October 2, 2015, by and between the Company and Kingrich Lee. (1)
10.2	Debt Conversion Agreement, dated August 3, 2015, by the Company and Kingrich Lee. (2)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith
**Furnished herewith

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Commission on November 11, 2016.
(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the Commission on November 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	November 10, 2016

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)