Form 10-Q
period 2016-12-31
LUCKYCOM INC
filed 2017-02-03
CIK 1567098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

The number of shares of issuer’s common stock outstanding, as of February 3, 2017 was 17,626,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of December 31, 2016 (unaudited), March 31, 2016 (unaudited) and February 29, 2016 (audited);
F-2	Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015, and nine months ended December 31,2016 and 2015 (unaudited);
F-3	Consolidated Cash flow for the nine months ended December 31,2016 and 2015 (unaudited);
F-4	Notes to Unaudited Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,	February 29,
Assets	2016	2016	2016
Current Assets	(unaudited)	(unaudited)
Cash and cash equivalents	$81,259	$86,262	$116,642
Prepaid expense and other current assets	125	125	125
Total Current Assets	81,384	86,387	116,767

Total Assets	$81,384	$86,387	$116,767

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued liabilities	$10,436	$1,037	$741
Due to officer	254,464	35,359	32,081
Total Liabilities	264,900	36,396	32,822

Stockholders’ Equity (Deficit):
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,626,000 and 17,500,000 shares issued and outstanding, respectively.	176,260	175,000	175,000
Additional paid in capital	973,188	856,000	856,000
Accumulated other comprehensive income	10	10	10
Accumulated deficit	(1,332,974)	(981,019)	(947,065)
Total stockholders’ equity (deficit)	(183,516)	49,991	83,945
Total Liabilities and Stockholders’ Equity (Deficit)	$81,384	$86,387	$116,767

See accompanying notes to these unaudited consolidated financial statements.

LUCKYCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
General and administrative expenses	$128,749	99,696	$351,677	300,759
Other income (expense)	12	238	(278)	40

Net Loss	$(128,737)	(99,458)	$(351,955)	(300,719)

Net loss per share – basic and diluted	$(0.01)	(0.01)	$(0.02)	(0.02)

Weighted average common shares – basic and diluted	17,626,000	17,500,000	17,555,898	14,345,455

See accompanying notes to these unaudited consolidated financial statements.

LUCKYCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended	For the nine months ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities
Net loss	$(351,955)	$(300,719)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for service	5,940	-
Amortization of drug license	-	6,875
Increase (decrease) in prepaid expenses	-	836
Increase (decrease) in accounts payable and accrued expenses	38,222	(55,468)
Net cash used in operating activities	(307,793)	(348,476)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Proceeds from issuance of common stock	112,508	490,000
Proceeds from officer loans	190,282	25,707
Repayments of officer loans
Net cash received from financing activities	302,790	515,707

Net increase in cash and cash equivalents	(5,003)	167,231

Cash and Cash Equivalents, beginning of period	86,262	39,425

Cash and Cash Equivalents, end of period	$81,259	$206,656

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
NONCASH INVESTING AND FINANCING ACTIVITIES
Expenses paid by related party	$28,823	$-
Shares issued for debt conversion	$-	$350,000

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

We began filing our quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year ending March 31, 2017. We are reporting the third quarter of fiscal year ending March 31, 2017 as a nine-month period ended December 31, 2016.

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

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,332,974 as of December 31, 2016, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $190,282 and $25,707 to the Company during the nine month ended December 31, 2016 and 2015, respectively.

During the nine months ended December 31, 2016 and 2015, Mr. Kingrich Lee has paid, on behalf of the Company, the amounts of $28,823 and $nil, respectively.

Mr. Lee is owed an aggregate amount of $254,464, as of December 31, 2016.

The amounts are unsecured, non-interest bearing and due on demand.

On October 2, 2016, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its CEO. For his services, the Company agreed to pay him an annual salary of $180,000.

Note 4 – Capital Stock

As of December 31, 2016, the Company had 17,626,000 shares of common stock issued and outstanding. During nine months ended December 31, 2016, the Company issued 120,000 shares of common stock for $120,000 of cash and the Company received cash for $112,508 after deduction of stock issuance cost. Additionally, during nine month ended December 31, 2016, 6,000 shares of common stock were issued for services with fair value of $6,000.

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

Overview
As we have not yet begun operations, we anticipate that we will meet our ongoing cash requirements through equity or debt financing. Over the next few years, we intend to qualify and gain acceptance in international public tenders for anti-malarial drugs through the prequalification programme governed by the World Health Organization (“WHO”) (the “Prequalification Programme”). We initially believed that our expenses over the next 12 months will be approximately $1,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are not able to raise $1,000,000 to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses, which are estimated to be $200,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations ($500,000 by December 2017); and

2.
Execute a manufacturing agreement with a manufacturer with facilities which are compliant with Medicines and Healthcare products Regulatory Agency (“MHRA”) guidelines and work on the Prequalification Programme application ($500,000 by December 2017).

3.
Identify and locate a privately-owned company or companies involved in the pharmaceutical business, which is looking to become a publicly listed company by combining their operation with us through a reverse merge.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth below, and we may have to push back the dates of such activities.

Secure Necessary Funds.

We plan to obtain financing from friends, family and business associates. This activity will be ongoing until adequate capital has been secured on terms favorable to us and/or sufficient revenue is generated to meet our ongoing capital requirements. We require $1,000,000 - $5,000,000 of funding in the next 12 months. We have $81,259 in cash as of December 31, 2016, and plan to obtain the remaining funds from a combination of debt and/or equity financing arrangements. We anticipate that Mr. Kingrich Lee, our CEO, will spearhead our financing efforts.

MHRA (UK) Manufacturer.

We currently do not have a manufacturing facility. We plan to rely upon a contract manufacturer to produce both drug substances and drug products. We have identified a manufacturing plant with MHRA compliant facilities in India, and the manufacturing plant is not affiliated with Mr. Lee, our Company or the companies that Mr. Lee owns. In the next 12 months, if we are able to obtain funding, we plan to work with the MHRA compliant facility in India to start the process of establishing a relationship and retrofitting their facilities to meet WHO standards. We hope to establish this relationship and begin the retrofitting process by December 2017. We anticipate it will cost $500,000 to negotiate with the manufacturer and establish a plan to retrofit its facilities. The build out to meet WHO standards will entail funds beyond the initial $500,000 estimate. We do not believe we will get to the retrofitting stage in the next 12 months. We will have to raise more than the $1,000,000 we plan to raise in the next 12 months to achieve the retrofitting step. We will know more about the costs of retrofitting once we have retained a consultant. We anticipate that Mr. Lee and a consultant who we anticipate hiring in the future will spearhead our efforts to meet our manufacturing needs.

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

Compensate Management.

On October 2, 2016, our wholly-owned subsidiary, Luckycom Ltd entered into an employment agreement with Mr. Kingrich Lee, pursuant to which he will receive $180,000 per year. The employment agreement terminates on September 30, 2017 unless renewed.

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

Results of Operations

Three Months Ended December 31, 2016 and 2015 and Nine Months Ended December 31, 2016 and 2015

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month and nine-month period ended December 31, 2016 and the same corresponding periods in 2015 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $128,749 and $99,696 for the three months ended December 31, 2016 and 2015 respectively and $351,677 and $300,759 for the nine months ended December 31, 2016 and 2015, respectively.

Our operating expenses for the three months ended December 31, 2016 consisted mainly of professional fees of $56,465, officer compensation of $44,663, travel expenses of $12,086, and rent of $9,396.

Our operating expenses for the three months ended December 31, 2015 consisted mainly of officer compensation of $45,000, professional fees of $33,007, rent of $9,240 and travel expenses of 8,225.

Our operating expenses for the nine months ended December 31, 2016 consisted mainly of professional fees of $152,664 (which includes $5,940 stock-based compensation), officer compensation of $134,659, rent of $25,506 and travel expenses of $25,287.

Our operating expenses for the nine months ended December 31, 2015 consisted mainly of officer compensation of $105,193, stock compensation of $70,000, professional fees of $55,885, and rent of $27,342.

Although we will cease to accrue amortization expenses, we anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss/ Comprehensive Loss

We incurred a net loss of $128,737 and $99,458 for the three months ended December 31, 2016 and 2015, respectively, net loss of $351,955 and $300,719 for the nine months ended December 31, 2016 and 2015, respectively. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $81,384 consisting of $81,259 in cash and cash equivalents and $125 in prepaid expenses and other current assets. As of December 31, 2016, we had current liabilities in the amount of $264,900 consisting of:

Accounts payable and accrued expenses	$10,436
Due to officer	254,464
Total	$264,900

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2016	2015
Net cash used in operating activities	$(307,793)	$(348,476)
Net cash provided by financing activities	302,790	515,707
Net increase in cash and cash equivalents	$(5,003)	$167,231

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations)

On October 2, 2016, our wholly owned subsidiary, Luckycom, Ltd., entered into an employment agreement with Mr. Lee. The agreement is for one year and provides annual compensation of $180,000, and other benefits. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

On August 31, 2016, we entered into subscription agreements with an aggregate of two (2) investors for the purchase and sale of an aggregate of 120,000 shares of common stock of the Company, par value $0.01 (the "Shares"), at a price of US$1.00 per Share for total gross proceeds of US$120,000 (the "Offering"). The proceeds from the Offering will be used for general corporate purposes, including infrastructure, product development, marketing and sales and working capital.

In addition, on August 31, 2016, we entered into a placement agent agreement with Jianwen Li ("Placement Agent") to serve as our placement agent in the Offering.  Pursuant to the said agreement, we agreed to pay the Placement Agent a transaction fee of $0.05 per Share purchased by an investor in the form of restricted Shares valued at $1.00 per Share upon the closing of the Offering.

Despite having $81,259 in cash as of December 31, 2016, we have insufficient cash to operate our business at the current level for the next 12 months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2016.

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

Going Concern

We have a working capital of $(183,516), have incurred losses since inception of $1,332,974, and have not yet received revenues from sales of products or services. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2016, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated October 2, 2015, by and between the Company and Kingrich Lee. (1)
10.2	Debt Conversion Agreement, dated August 3, 2015, by the Company and Kingrich Lee. (2)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith
**Furnished herewith

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the Commission on February 3, 2017.
(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 filed with the Commission on February 3, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Inc.

Date:	February 3, 2017

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)