Form 10-K
period 2017-03-31
Luckycom Pharmaceuticals Inc.
filed 2017-06-27
CIK 1567098

FORM 10-K FOR PERIOD ENDED March 31, 2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

Commission file number 333-187874

LUCKYCOM PHARMACEUTICALS INC.
(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11767 Katy Freeway, Suite 830, Houston, Texas	77079
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes ☐No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,142,650 based upon the last sales price of the common stock of $1.15 per share on June 27, 2016 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.01 outstanding as of June 27, 2017 is 18,376,000.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	18

PART I

Item 1. Business

Business of Company

We were incorporated on January 2, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 11767 Katy Freeway, Suite 830, Houston, Texas 77079. Our telephone number is 281-668-8266. Our fiscal year end was February 28/29 but on February 11, 2016, our Board of Directors approved a change in the fiscal year end from a fiscal year ending on February 28 or 29 (as the case may be) to March 31, effective beginning with fiscal year 2016.

The Company begun filing its quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year ended March 31, 2017. Therefore, it reported the first quarter of fiscal year ended March 31, 2017 as the three-month period ended June 30, 2016.

In addition, its Consolidated Statements of Operations, and Consolidated Statements of Cash Flows also included a one-month period ended March 31, 2016.

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

Effective March 30, 2017, our name was changed from Luckycom Inc. to Luckycom Pharmaceuticals Inc.

Luckycom Limited, a wholly-owned subsidiary of Luckycom Pharmaceuticals, Inc., was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 08, 2011. Goldsans’s name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013. Luckycom Limited became our wholly-owned subsidiary on July 3, 2013.

We are a shell company and have not begun operations.  We are presently negotiating with Luckycom Pharma Pvt Ltd, an Indian company indirectly owned by our Chief Executive Officer and sole director, to license the manufacture of generic anti-malarial and cholesterol drugs. Luckycom Pharma Pvt Ltd has the following drug manufacturing license from the Indian Food and Drug Administration:

1.1	COBETER 20/120: Artemether+Lumefantrine DISPERSIBLE tablets 20 mg/120 mg
1.2	COBETER 80/480: Artemether+Lumefantrine tablets 80 mg /480 mg

2.1	Amxila-250: AMOXICILLIN CAPSULE USP 250 mg
2.2	Amxila-500: AMOXICILLIN CAPSULE USP 500 mg
2.3	Amxila-125: AMOXICLILIN ORAL SUSPENSION USP 125 mg/ 5 ml

3.1	LUCKTOR-10: ATORVASTATIN TABLETS USP 10 mg
3.2	LUCKTOR-20: ATORVASTATIN TABLETS USP 20 mg
3.3	LUCKTOR-40: ATORVASTATIN TABLETS USP 40 mg
3.4	LUCKTOR-80: ATORVASTATIN TABLETS USP 80 mg

4.1	LUCKZO-5: SIMVASTATIN TABLETS USP 5 mg
4.2	LUCKZO-10: SIMVASTATIN TABLETS USP 10 mg
4.3	LUCKZO-20: SIMVASTATIN TABLETS USP 20 mg
4.4	LUCKZO-40: SIMVASTATIN TABLETS USP 40 mg
4.5	LUCKZO-80: SIMVASTATIN TABLETS USP 80 mg

 If we are successful in negotiating the license, our plan is to enter the generic market for antimalarial drugs in developing markets as well as generic cholesterol drugs for the US market after obtaining Abbreviated New Drug Application (“ANDA”) approval. There is no assurance that we will be successful in negotiating the license and even if we were successful, that we will have sufficient resources and capital to implement our plans.

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. These factors raise substantial doubt about our ability to continue as a going concern.  We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

Accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Sales and Marketing

Given our current stage of development, we have not yet established commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company. We plan to build up an international network after we achieve our financial targets.

Competition

The industry we plan to be in is highly competitive and subject to rapid and significant technological change. Key competitive factors affecting the commercial success of our products are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Many of these companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products).

Employees

We do not have any employees, other than Mr. Kingrich Lee. We also engage a number of consultants.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 11767 Katy Freeway, Suite 830, Houston, Texas 77079.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock used to be quoted under the symbol “LKYM” on the OTC Pink operated by OTC Markets Group, Inc.  On March 30, 2017, we changed our name to “Luckycom Pharmaceuticals Inc.” and in connection with the name change, our new ticker symbol was changed to “LCOM”.

There has been very little trade in our shares of common stock in fiscal 2016 and 2017.The table below presents the high and low bid for our common stock for each quarter from May 20, 2015 through March 31, 2017, and the one month period ended March 31, 2016. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended February 29, 2016	High	Low
1st Quarter	$0.20	$0.20
2nd Quarter	$0.56	$0.20
3rd Quarter	$2.00	$0.65
4th Quarter	$2.00	$1.30

One Month ended March 31, 2016	High	Low
One Month	$0.80	$0.80

Year ended March 31, 2017	High	Low
1st Quarter	$1.95	$0.80
2nd Quarter	$1.15	$1.15
3rd Quarter	$1.55	$0.65
4th Quarter	$1.70	$1.55

There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

Penny Stock

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 27, 2017, we had 18,376,000 shares of our common stock issued and outstanding, held by 34 shareholders of record.

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

Recent Sales of Unregistered Securities

On August 31, 2016, we completed a private placement offering of 120,000 shares of common stock at a price of US$1.00 per share for gross proceeds of US$120,000 and net proceeds of US$112,508 (the “Offering”) to two investors after deduction of stock issuance cost. The Offering was not registered under the United States Securities Act of 1933, as amended (the “Securities Act”) pursuant to Rule 903 of Regulation S of the Securities Act.  In addition, pursuant to Regulation S of the Securities Act, we issued 6,000 restricted shares of common stock to the placement agent of the Offering as compensation for introducing the two investors. No other commissions were paid by the Company in connection with the Offering. We completed this Offering pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in “offshore transactions”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors and the placement agent represented to us that they were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person.

On May 5, 2017, we issued 750,000 shares of common stock to our Chief Executive Officer and sole director, Mr. Kingrich Lee in settlement of the debt owed to Mr. Lee in the amount of $327,504  and in exchange of Mr. Lee’s investment of $250,000 to the Company and $172,496 to our wholly owned subsidiary, Luckycom Limited. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Rule 144 under the Securities Act.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Stock Option and Warrants

None.

Repurchase of Equity Securities by Luckycom Pharmaceuticals, Inc. and Affiliated Purchasers

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC

Overview

We are a shell company and have not begun operations. We are presently negotiating with Luckycom Pharma Pvt Ltd, an Indian company indirectly owned by our Chief Executive Officer and sole director, to license the manufacture of generic anti-malarial and cholesterol drugs.

If we are successful in negotiating the license, our plan is to enter the generic market for antimalarial drugs in developing markets as well as generic cholesterol drugs for the US market after obtaining ANDA. There is no assurance that we will be successful in negotiating the license and even if we were successful, that we will have sufficient resources and capital to implement our plans.

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. These factors raise substantial doubt about our ability to continue as a going concern.  We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

We have $29,413 in cash as of March 31, 2017. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $2,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

We intend to meet our cash requirements for the next 12 months from the issuance date of this report through a combination of debt and equity financing by way of private placements, friends, family and business associates. As a reporting company, we are better equipped to raise capital because of the transparency of our operations and development. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. We anticipate that Mr. Kingrich Lee, our Chief Executive Office, will spearhead our financing efforts.

 If we are unable to raise $2,000,000 to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our expenses, which are estimated to be $2,000,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations in US, Malaysia and India.
2.
Identify and locate a privately-owned company or companies involved in the pharmaceutical business, which is looking to become a publicly listed company by combining their operation with us through a reverse merge.

3.	Implement manufacturing and sales of products to be licensed from Luckycom Pharma Pvt Ltd.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth below, and we may have to push back the dates of such activities.

Results of Operations for the Years Ended March 31, 2017 and February 29, 2016, and the One Month Period Ended March 31, 2016

Operating Revenue

We recorded no consolidated revenue for the year ended March 31, 2017 and February 29, 2016, and the one month period ended March 31, 2016 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $450,790 and $420,772 for the year ended March 31, 2017 and February 29, 2016, respectively. We had operating expenses of $33,868 for the one month ended March 31, 2016.

Our operating expenses for the year ended March 31, 2017 consisted mainly of officer compensation of $180,000, professional fees of $173,455 (which includes $6,000 stock-based compensation), travel expenses of $46,662 and rent of $29,220.

Our operating expenses for the year ended February 29, 2016 consisted mainly of officer compensation of $145,000, professional fees of $110,681, stock-based compensation of $70,000 and rent of $36,328.

Our operating expenses for the one month period ended March 31, 2016 consisted mainly of officer compensation of $15,081, professional fees of $9,399, travel expenses of $5,452 and rent of $2,741.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Other (Expenses) Income

 We had other expenses of $59,918 and other income of $44 for the year ended March 31, 2017 and February 29, 2016, respectively. We had other expenses of $86 for the one month ended March 31, 2016. Our other expenses for the year ended March 31, 2017 was mainly related to tax penalties for delay of tax filings.

Net Loss/ Comprehensive Loss

We incurred a net loss of $510,708 for the year ended March 31, 2017, as compared with a net loss of $420,728 for the year ended February 29, 2016. We incurred a net loss of $33,954 for one month ended March 31, 2016.

Capital Resources and Liquidity

As of March 31, 2017, we had $46,981 in current assets, consisting of $29,413 in cash and $17,568 in prepaid expenses, and current liabilities in the amount of $394,595, consisting of other payable and accrued liabilities of $67,541, and $327,054 due to an officer. We had a working capital deficit of $347,614 as of March 31, 2017.

We used $461,052 in cash for operating activities during the year ended March 31, 2017, as compared with $343,259 used during the year ended February 29, 2016. Our negative operating cash flow for the year ended March 31, 2017, was mainly a result of operating expenses.

Financing activities provided $404,203 in cash during the year ended March 31, 2017, as compared with $411,615 provided during the year ended February 29, 2016. Our positive financing cash flow for the year ended March 31, 2017 was a result of cash received from a loan from an officer and issuance of common stock.

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

Despite having $29,413 in cash as of March 31, 2017, we have insufficient cash to implement our current business plan for the next twelve months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next twelve months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. On May 5, 2017, we issued 750,000 shares of common stock to our Chief Executive Officer and sole director, Mr. Kingrich Lee in settlement of the debt owed to Mr. Lee in the amount of $327,504 and in exchange of Mr. Lee’s investment of $250,000 to the Company and $172,496 to our wholly owned subsidiary, Luckycom Limited. Except for the sales of stock to Mr. Lee, we do not have any further formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for year ended March 31, 2017. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. We recognize interest as income tax, and recognize penalties as other expenses. There are $60,000 and $nil tax penalties for delay of tax filings recorded for the year ended March 31, 2017 and February 29, 2016, respectively. There is $nil tax penalty for the one month ended March 31, 2016. The Company was in process of tax filings up till the issuance of this report.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the period ended March 31, 2017. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. We have not made any sales as at March 31, 2017.

Recent Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have a working capital deficit of $347,614, have incurred losses since inception of $1,491,727, and have not yet received any revenue from sales of products or services. These conditions indicate that there is substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets
F-4	Consolidated Statements of Operations
F-5	Consolidated Statements of Changes in Stockholders’ (Deficit) Equity
F-6	Consolidated Statements of Cash Flows
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Luckycom Pharmaceuticals Inc

We have audited the accompanying consolidated balance sheets of Luckycom Pharmaceuticals Inc. (the “Company”, and formerly known as “Luckycom Inc.”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended March 31, 2017 and the one-month transition period ended March 31, 2016.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Luckycom Pharmaceuticals Inc., as of March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the year ended March 31, 2017 and the one-month transition period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception. This factor raises significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum Bernstein & Pinchuk LLP
Marcum Bernstein & Pinchuk LLP
New York, New York
June 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Shareholders
of Luckycom Inc.

We have audited the accompanying consolidated balance sheet of Luckycom, Inc. and its subsidiaries (collectively, the "Company") as of February 29, 2016 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luckycom, Inc. and its subsidiaries as of February 29, 2016 and the results their operations and their cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception. These conditions raise significant doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
May 2, 2016

LUCKYCOM PHARMACEUTICALS INC.
CONSOLIDATED BALANCE SHEETS
(Stated in US Dollars)

	March 31,	March 31,	February 29,
Assets	2017	2016	2016
Current Assets
Cash	$29,413	$86,262	$116,642
Prepaid expense and other current assets	17,568	125	125
Total Current Assets	46,981	86,387	116,767

Other Assets
Other assets	5,405	-	-
Total Other Assets	5,405	-	-

Total Assets	$52,386	$86,387	$116,767

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Other payable and accrued liabilities	$67,541	$1,037	$741
Due to officer	327,054	35,359	32,081
Total Liabilities	394,595	36,396	32,822

Stockholders’ (Deficit) Equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 17,626,000, 17,500,000 and 17,500,000 shares issued and outstanding as of March 31, 2017, March 31, 2016 and February 29, 2016, respectively.	176,260	175,000	175,000
Additional Paid-in capital	973,248	856,000	856,000
Accumulated other comprehensive income	10	10	10
Accumulated deficit	(1,491,727)	(981,019)	(947,065)
Total stockholders’ (deficit) equity	(342,209)	49,991	83,945
Total Liabilities and Stockholders’ (Deficit) Equity	$52,386	$86,387	$116,767

See accompanying notes to consolidated financial statements.

LUCKYCOM PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in US Dollars)

			For the one
	For the year ended	For the year ended	month ended
	March 31, 2017	February 29, 2016	March 31, 2016
General and administrative expenses	$(450,790)	$(420,772)	$(33,868)
Other (expenses) income	(59,918)	44	(86)

Net Loss	$(510,708)	$(420,728)	$(33,954)

Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.00)

Weighted average common shares – basic and diluted	17,573,184	14,562,077	17,500,000

See accompanying notes to consolidated financial statements.

LUCKYCOM PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Stated in US Dollars)

				Accumulated other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Income	Deficit	(Deficit) Equity
Balance as of February 28, 2015	10,500,000	105,000	86,000	10	(526,337)	(335,327)
Common stock issued for cash	3,500,000	35,000	385,000	-	-	420,000
Debt settlement	3,500,000	35,000	315,000	-	-	350,000
Stock-based compensation	-	-	70,000	-	-	70,000
Net loss	-	-	-	-	(420,728)	(420,728)
Balance as of February 29, 2016	17,500,000	$175,000	$856,000	$10	$(947,065)	$83,945
Net loss	-	-	-	-	(33,954)	(33,954)
Balance as of March 31, 2016	17,500,000	$175,000	$856,000	$10	(981,019)	49,991
Common stock issued for cash	120,000	1,200	111,308	-	-	112,508
Common stock issued for service	6,000	60	5,940	-	-	6,000
Net loss	-	-	-	-	(510,708)	(510,708)
Balance as of March 31, 2017	17,626,000	$176,260	$973,248	$10	$(1,491,727)	$(342,209)

See accompanying notes to consolidated financial statements.

LUCKYCOM PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in US Dollars)

	Year Ended	Year Ended	One Month Ended
	March 31, 2017	February 29, 2016	March 31, 2016
Cash Flows from Operating Activities
Net loss	$(510,708)	$(420,728)	$(33,954)
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of drug license	-	9,167	-
Stock-based compensation	6,000	70,000	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(17,443)	(125)	-
Other assets	(5,405)	-	-
Other payable and accrued liabilities	66,504	(1,573)	296
Net cash flow used in operating activities	(461,052)	(343,259)	(33,658)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	112,508	420,000	-
Proceeds from officer loans	291,695	93,278	3,278
Repayments of officer loans	-	(101,663)	-
Net cash flow provided by financing activities	404,203	411,615	3,278

Net (decrease) increase in cash	(56,849)	68,356	(30,380)

Cash, beginning of period	86,262	48,286	116,642

Cash, end of period	$29,413	$116,642	$86,262

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Income taxes	$-	$-	$-
Interest expense	$-	$-	$-

Noncash financing activities:
Shares issued for debt conversion	$-	$350,000	$-

See accompanying notes to consolidated financial statements.

LUCKYCOM PHARMACEUTICALS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Note 1 – Summary of Significant Accounting Policies

Organization and Description of Business

Luckycom Pharmaceuticals Inc. (“we”, “our”, the “Company” and formerly known as “Luckycom Inc.”) plans to acquire, develop, manufacture and market pharmaceutical medication.

Luckycom Limited, a wholly-owned subsidiary of Luckycom Pharmaceuticals Inc, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 08, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in US dollars (“USD”).

On February 11, 2016, the Company’s Board of Directors approved a change in the fiscal year end from a fiscal year ending on February 28 or 29 (as the case may be) to March 31, effective beginning with fiscal year 2016.

The Company begun filing its quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year ended March 31, 2017. Therefore it reported the first quarter of fiscal year ended March 31, 2017 as the three-month period ended June 30, 2016.

In addition, its Consolidated Statements of Operations, and Consolidated Statements of Cash Flows also included a one-month period ended March 31, 2016.

The change to the Company’s fiscal year will not impact the Company’s fiscal year results for the year ended February 29, 2016. However, the change will impact the prior year comparability of each of the fiscal quarters and annual period in 2016 in future filings.

Principles of Consolidation

These consolidated financial statements include the accounts of Luckycom Pharmaceuticals Inc., and its wholly-owned subsidiary Luckycom Limited. All intercompany balances and transactions have been eliminated in consolidation.

Cash

Cash include all cash in bank with no restrictions. The Company had $29,413, $86,262 and $116,642 of cash as of March 31, 2017, March 31, 2016 and February 29, 2016, respectively.

LUCKYCOM PHARMACEUTICALS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)
Note 1 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, other payable and accrued liabilities and loans payable to an officer. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The Company recognizes interest as income tax, and recognizes penalties as other expenses. There are $60,000 and $nil tax penalties recorded for the year ended March 31, 2017 and February 29, 2016, respectively. There is $nil tax penalty for the one month ended March 31, 2016. The Company was in process of tax filings up till the issuance of this report.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions as of March 31, 2017, March 31, 2016 and February 29, 2016 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2017.

LUCKYCOM PHARMACEUTICALS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Note 1 – Summary of Significant Accounting Policies (Continued)

Comprehensive Income

The Company has standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ (Deficit) Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Foreign Currency Translation

The Company is based in Texas although it is incorporated in Nevada. The functional currency of the Company is U.S. Dollar, while the functional currency of Luckycom Ltd., (the wholly-owned subsidiary of the Company) is Hong Kong Dollar and is translated to U.S. dollars using the exchange rate effective for the date for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,491,727 as of March 31, 2017, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $291,695 and $93,278 to the Company during the year ended March 31, 2017 and February 29, 2016, respectively. During the one month period ended March 31, 2016, Mr. Kingrich Lee loaned an aggregate of $3,278 to the Company.

Mr. Lee was owed an aggregate amount of $327,054, $35,359 and $32,081, as of March 31, 2017, March 31, 2016 and February 29, 2016.

The amounts are unsecured, non-interest bearing and due on demand.

On August 3, 2015, the Company agreed to convert $350,000 debt owed to its sole officer and director, Mr. Kingrich Lee, into 3,500,000 shares of its common stock at $0.10 per share. The Company has fair valued the total shares as $420,000 and recognized the $70,000 as the stock based compensation to Mr. Lee.

On October 2, 2016, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its Chief Executive Officer. For his services, the Company agreed to pay him an annual salary of $180,000.

LUCKYCOM PHARMACEUTICALS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Stated in US Dollars)

Note 4 – Capital Stock

As of March 31, 2017, the Company had 17,626,000 shares of common stock issued and outstanding. During year ended March 31, 2017, the Company issued 120,000 shares of common stock for $120,000 of cash and the Company received cash for $112,508 after deduction of stock issuance cost. Additionally, during year ended March 31, 2017, 6,000 shares of common stock were issued for services with fair value of $6,000.

Note 5 – Income Taxes

As of March 31, 2017, the Company had net operating loss carry forwards of $1,413,662 that may be available to reduce future years’ taxable income in varying amounts through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The approximate cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax asset amount is as follows as of March 31, 2017, March 31, 2016 and February 29, 2016:

	March 31,	March 31,	February 29,
	2017	2016	2016
Federal income tax benefit attributable to:
Current Operations	$480,645	$307,004	$295,500
Less: valuation allowance	(480,645)	(307,004)	(295,500)
Net provision for Federal income taxes	$-	$-	$-

The net change in the total valuation allowance for the years ended March 31, 2017 and February 29, 2016 were $173,641 and $116,546, respectively. The net change in the total valuation allowance for one month ended March 31, 2016 was $11,504.

Note 6 – Commitment

The Company leases office premises under various non-cancelable operating lease agreements that expire at various dates through years 2018 to 2019, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of March 31, 2017 are as follows:

For the years ending March 31
2018	$32,915
2019	15,079
$47,994

Rent expenses for the years ended March 31, 2017 and February 29, 2016 were $29,220 and $36,328, respectively. Rent expenses for one month ended March 31, 2016 was $2,741.

Note 7 – Subsequent Events

On May 5, 2017, the Company issued 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Lee in the amount of $327,504 and in exchange of Mr. Lee’s investment of $250,000 to the Company and $172,496 to its wholly owned subsidiary, Luckycom Limited.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 17, 2017, Marcum Bernstein & Pinchuk LLP (“MarcumBP”) was appointed as the new independent registered public accounting firm for the Company. The decision to appoint MarcumBP was approved by the Company’s Board of Directors. Prior to engaging MarcumBP on May 17, 2017, the Company has not consulted MarcumBP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did the Company consult with MarcumBP regarding any disagreements with the Company’s prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Simultaneously with the appointment of MarcumBP, on May 17, 2017, Malone Bailey LLP (“Malone”) was terminated as the independent registered public accounting firm for the Company. The decision to change audit firms from Malone to MarcumBP was approved by the Company’s Board of Directors.

The report of Malone on the financial statements of the Company as of and for the years ended February 29, 2016 and February 28, 2015 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company’s years ended February 29, 2016 and February 28, 2015, and through May 17, 2017, there were no disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Malone’s satisfaction, would have caused Malone to make reference to the subject matter of the disagreement in its reports on the Company’s financial statements.

During the Company’s years ended February 29,  2016 and February 28, 2015, and through May 17, 2017, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who is also Chief Financial Officer.

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

Because of these multiple roles assumed by our Chief Executive Officer and who is also our Chief Financial Officer, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended March 31, 2017.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (iii) insufficient levels of supervision and review of the accounting and financial reporting process.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Limitations on Controls

Management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and the Company’s Chief Executive Officer (who is also our Chief Financial Officer) has concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors. Our sole officer and director, Mr. Kingrich Lee is resident in Hong Kong and therefore, it may be difficult for investors to effect service of process within the U.S. upon him or to enforce judgments against him obtained from the United States courts.

Name	Age	Principal Positions With Us
Kingrich Lee	42	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director

Kingrich Lee, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Our sole officer and director, president, Kingrich Lee, has nearly 18 years’ experience in the pharmaceuticals and food industry and 2 years in the capital raising industry. Aside from owning a majority stake in our business, we feel that his experience and skills in the pharmaceuticals industry along with his background in venture capital work makes him suitable for a position as our officer and director.

From January 2013 to the present, Mr. Lee has been our sole officer and director, and from July 2013 to the present has served as the sole officer and director of our wholly owned subsidiary Luckycom Ltd. based in Hong Kong. From May 2013 to the present, Mr. Lee has been the owner and director of Luckycom Pharma Pte. Ltd. based in Singapore. From November 2011 to June 2013, Mr. Lee was a director of Goldsans Capital Hong Kong Ltd. From Oct 2006 to April 2011, Mr. Lee has been the owner and director for Luckycom Pharma Ltd, Hong Kong. From April 2005 to the present, Mr. Lee has been the owner and director of Luckycom Pharma Pvt. Ltd, based in India. From 2003-2004, Mr. Lee was Manager of International Marketing at Holleykin Pharma, in China, a subsidiary of Shenzhen Stock Exchange listed firm Holley Pharma (Stock Code:000607) . From 2001-2003, Mr. Lee started his first own food business, Luckycom & Co.in China. From 1997-2001, Mr. Lee served as Import and Export Executive Manager of Star Lake Bioscience Ltd, a Shanghai Stock Exchange listed firm (Stock Code:600866) ,where he developed pharmaceuticals and food markets in 20+ countries in Europe, Asia and America. Mr. Lee earned an Executive Diploma in Merger and Acquisition from the University of Hong Kong, and a Bachelor degree in international economics and trade from the Guangdong University of Finance & Economics.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of the Company’s current needs and its business priorities. The Board believes that it should include some directors with a high level of financial literacy and some directors who possess relevant business experience as a Chief Executive Officer or a President or like position. Marketing is the core focus of our business and the Company seeks to develop and deploy the world’s most innovative and effective marketing and technology. Therefore, the Board believes that marketing and technology experience should be represented on the Board. The Company plans to be involved in the pharmaceuticals business and therefore the Company’s business also requires compliance with a variety of regulatory requirements and relationships with various governmental entities. Therefore, the Board believes that governmental, political or diplomatic expertise should be represented on the Board

Board Leadership Structure and Role in Risk Oversight

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

Committees of the Board

We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our director believe that it is not necessary to have such committees, at this time, because we are still a shell company without operations and the functions of such committees can be adequately performed by the Board of Directors.

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer and sole director, Mr. Kingrich Lee, at the address appearing on the first page of this annual report.

Conflicts of Interest

Our Chief Executive Officer and sole director, Mr. Kingrich Lee, is not obligated to commit his full time and attention to our business and, accordingly, he may encounter a conflict of interest in allocating his time between our operations and those of other businesses. In the course of his other business activities, he may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which he owes a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. He may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

Mr. Lee owes fiduciary duties in his capacity as director of the following companies:

1.	LUCKYCOM PHARMACEUTICALS INC. Nevada
2.	LUCKYCOM Ltd, Hong Kong
3.	Essential Choice Ventures Ltd, BVI
4.	LUCKYCOM Pharma Pte.Ltd, Singapore
5.	LUCKYCOM Pharma Pvt. Ltd, India

Most of Mr. Lee’s time and energy is spent with us, and we plan to implement our business strategies as stated above. Mr. Lee will not be spending much, if any, of his time working with Luckycom Pharma Pte Ltd. or Luckycom Pharma Pvt. Ltd., which also develops pharmaceuticals. He intends to leave the operations to those working at Luckycom Pharma Pte Ltd. and Luckycom Pharma Pvt. Ltd. Luckycom Ltd., a subsidiary of our company, will handle the Asian operations and financing activities abroad. We do not believe that Mr. Lee faces any material conflicts of interest in being affiliate with all of these companies. Luckycom Pharma Pte Ltd. will develop drugs, and we will market and sell the drugs in international markets provided we are able to enter into a licensing or marketing arrangement with Luckycom Pharma Pte Ltd Luckycom Pharma Pvt.Ltd  does not have any bearing on our plans or operations and Luckycom Ltd.’s interests are directly in line with our interests.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

·	the corporation could financially undertake the opportunity;
·	the opportunity is within the corporation’s line of business; and
·	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Luckycom Pharmaceuticals Inc. and its subsidiary, Luckycom Limited in the fiscal years ended March 31, 2017 and February 29, 2016 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kingrich Lee (1)	2016	145,000	—	70,000	—	—	—	215,000
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director	2017	180,000	—	—	—	—	—	180,000

Narrative Disclosure to the Summary Compensation Table

Kingrich Lee has served as our President, Chief Executive Officer, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. On October 2, 2015, we entered into a one-year employment agreement with Mr. Lee to serve as our Chief Executive Officer. For his services, we agreed to him pay an annual salary of $180,000. On August 3, 2015, we agreed to convert $350,000 debt owed to Mr. Lee, into 3,500,000 shares of our common stock. We have fair valued these shares at $420,000 and recognized the $70,000 as the stock based compensation to Mr. Lee. On October 2, 2016, we entered into a one-year employment agreement with Mr. Lee to continue serving as our Chief Executive Officer. For his services, we agreed to pay him an annual salary of $180,000.

Employment Agreements

Our President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and sole director, Mr. Kingrich Lee entered into an employment agreement with our wholly owned Hong Kong subsidiary, Luckycom Limited on October 2, 2016 to serve as Chief Executive Officer of Luckycom Pharmaceuticals Inc. The agreement provides for an annual base salary of $180,000 and expires on October 1, 2017.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2017.

Equity Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price (US$)	Option expiration date
Kingrich Lee	-	-	-	-	-

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

It is not uncommon for Hong Kong employees to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

We will consider forming a compensation committee to oversee the compensation of our named executive officers. The majority of the members of the compensation committee would be independent directors.

Director Compensation

We do not pay any compensation to our sole director at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 27, 2017, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Kingrich Lee Level 8, Two Exchange Square 8 Connaught Place Central Hong Kong	11,375,000	61.9%
All directors and officers as a group (1 person)	11,375,000	61.9%

Owners of more than 5% of Shares of Common Stock
Chen Zhixiong Guangdong Sheng Fo Shan Shi Shun De Qu Da Liang Jie Dao Wei Siu Lu Wen Le Jie 10 Zuo Hao, China	1,000,000	5.44%

Yang Shuowen No. 22 Pu Lan Er Lu Chan Cheng Qu Foshan City, Guangdong, China	1,500,000	8.16%

(1)
Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on  June 27, 2017, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock outstanding on June 27, 2017 (18,376,000), and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(2)
Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 18,376,000 voting shares as of June 27, 2017.

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

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $291,695 and $93,278 to the Company during the year ended March 31, 2017 and February 29, 2016, respectively. During the one month period ended March 31, 2016, Mr. Kingrich Lee loaned an aggregate of $3,278 to the Company.

Mr. Lee was owed an aggregate amount of $327,054, $35,359 and $32,081, as of March 31, 2017, March 31, 2016 and February 29, 2016

The amounts were unsecured, non-interest bearing and due on demand.

 On October 2, 2016, the Company entered into a one-year employment agreement with Mr. Kingrich Lee to serve as its Chief Executive Officer. For his services, the Company agreed to pay him an annual salary of $180,000.

On May 5, 2017, the Company issued 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Lee in the amount of $327,50 and in exchange of Mr. Lee’s investment of $250,000 to the Company and $172,496 to its wholly owned subsidiary, Luckycom Limited.

Item 14. Principal Accounting Fees and Services

On May 17, 2017, Marcum Bernstein & Pinchuk LLP (“MarcumBP”) was appointed as our new independent registered public accounting firm. The decision to appoint MarcumBP was approved by the Company’s Board of Directors. Prior to engaging MarcumBP on May 17, 2017, we have not consulted MarcumBP regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event, nor did we consult with MarcumBP regarding any disagreements with our prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Simultaneously with the appointment of MarcumBP, on May 17, 2017, Malone Bailey LLP (“Malone”) was terminated as our independent registered public accounting firm.

	Year Ended March 31, 2017	Year Ended February 29, 2016	One Month Ended March 31, 2016
Audit Fees and Audit Related Fees	$18,500	$12,200	$—
Tax Fees	—	—	—
All Other Fees	—	—	—
Total	$18,500	$12,200	$—

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
10.11	Employment Agreement between Kingrich Lee and Luckycom Limited *
21.1	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013

(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013

(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013

(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013

(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckycom Pharmaceuticals Inc.

Dated: June 27, 2017	By:	/s/ Kingrich Lee
	Name:	Kingrich Lee
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kingrich Lee	Chief Executive Officer and Director	June 27, 2017
Kingrich Lee	(Principal Executive Officer)

/s/ Kingrich Lee	Chief Financial Officer	June 27, 2017
Kingrich Lee	(Principal Financial and Accounting Officer)