Form 10-Q
period 2017-06-30
Luckycom Pharmaceuticals Inc.
filed 2017-08-10
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-187874

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [  ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $0.01 outstanding as of August 10, 2017 was 18,376,000.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$292,618	$29,413
Prepaid expense and other current assets	37,587	17,568
Total Current Assets	330,205	46,981

Other Assets
Other assets	5,405	5,405
Total Other Assets	5,405	5,405

Total Assets	$335,610	$52,386

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Other payable and accrued liabilities	$66,697	$67,541
Due to officer	18,418	327,054
Total Liabilities	85,115	394,595

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,376,000 and 17,626,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017, respectively.	183,760	176,260
Additional paid-in capital	1,715,748	973,248
Accumulated other comprehensive income	10	10
Accumulated deficit	(1,649,023)	(1,491,727)
Total stockholders’ equity (deficit)	250,495	(342,209)
Total Liabilities and Stockholders’ Equity (Deficit)	$335,610	$52,386

See accompanying notes to condensed consolidated financial statements.

F-1

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
General and Administrative Expenses	$(157,859)	$(110,115)
Other Income	563	3

Net Loss	$(157,296)	$(110,112)

Net Loss per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares – Basic and Diluted	18,087,538	17,500,000

See accompanying notes to condensed consolidated financial statements.

F-2

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	June 30, 2017	June 30, 2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(157,296)	$(110,112)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(20,019)	-
Other payable and accrued liabilities	(844)	17,781
Net cash flow used in operating activities	(178,159)	(92,331)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	422,496	-
Proceeds from officer loans	18,868	150,310
Net cash flow provided by financing activities	441,364	150,310

Net increase in cash	263,205	57,979

Cash, beginning of period	29,413	86,262

Cash, End of Period	$292,618	$144,241

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued for debt repayment	$327,504	$-

See accompanying notes to condensed consolidated financial statements.

F-3

LUCKYCOM PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements of Luckycom Pharmaceuticals Inc. (the “Company”, “Luckycom”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on June 27, 2017.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Organization and Description of Business

The Company plans to acquire, develop, manufacture and market pharmaceutical medication.

Luckycom Limited, a wholly-owned subsidiary of the Company, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 8, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,649,023 as of June 30, 2017, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

F-4

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $18,868 and $150,310 to the Company during the three months ended June 30, 2017 and 2016, respectively.

Mr. Lee is owed an aggregate amount of $18,418 and $327,054 as of June 30, 2017 and March 31, 2017, respectively.

The amounts are unsecured, non-interest bearing and due on demand.

On May 5, 2017, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Lee in the amount of $327,504 and in exchange of Mr. Lee’s investment of $422,496 of cash.

Note 4 – Capital Stock

As of June 30, 2017, the Company had 18,376,000 shares of common stock issued and outstanding. During the three months ended June 30, 2017, the Company issued in aggregate of 750,000 shares of common stock to Mr. Lee.

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

Overview

We are a shell company and have not begun operations.

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. These factors raise substantial doubt about our ability to continue as a going concern. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

We have $292,618 in cash as of June 30, 2017. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $2,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we are unable to raise $2,000,000 to implement our business plan as anticipated, we will need to scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC, which means that we will first ensure that we have sufficient capital to cover our expenses,  which are estimated to be $300,000 over the next 12 months. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations in US and Malaysia.

2.	Identify and locate a privately-owned company or companies involved in the pharmaceutical business, which is looking to become a publicly listed company by combining their operation with us through a reverse merge.

3.	Implement manufacturing and sales of products.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities.

Results of Operations

The Three Months Ended June 30, 2017 and 2016

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended June 30, 2017 and the same corresponding period in 2016 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $157,859 and $110,115 for the three months ended June 30, 2017 and 2016 respectively.

Our operating expenses for the three months ended June 30, 2017 consisted mainly of professional fees of $88,177, officer compensation of $45,000, travel expenses of $9,018, and rent of $9,916.

Our operating expenses for the three months ended June 30, 2016 consisted mainly of professional fees of $48,114, officer compensation of $45,221, rent of $7,932 and travel expenses of $4,937.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $157,296 and $110,112 for the three months ended June 30, 2017 and 2016, respectively. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $330,205 consisting of $292,618 in cash and $37,587 in prepaid expenses and other current assets. As of June 30, 2017, we had current liabilities in the amount of $85,115 consisting of other payable and accrued liabilities of $66,697, and $18,418 due to an officer.

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations).

On October 2, 2016, our wholly owned subsidiary, Luckycom Limited, entered into an employment agreement with Mr. Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides annual compensation of $180,000, and other benefits. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

Despite having $292,618 in cash as of June 30, 2017, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

Our principal executive officer and principal financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following two material weaknesses that have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We only have one officer and director. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	Effective controls over the control environment have not been maintained. Specifically, we do not have a formally adopted written code of business conduct and ethics that governs our employees, officers and directors. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2017, we issued 750,000 shares of common stock to Mr. Kingrich Lee, our Chief Executive Officer, Chief Financial Officer and sole director, in settlement of the debt owed to Mr. Lee in the amount of $327,504 as of March 31, 2017 and in exchange of Mr. Lee’s investment of $250,000 to us and $172,496 to our wholly owned subsidiary, Luckycom Limited. The issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Commission Rule 144 under the Securities Act.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement, dated October 2, 2016, by and between the Company and Kingrich Lee. (1)

10.2	Debt Conversion Agreement, dated May 5, 2017, by the Company and Kingrich Lee. (2)

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

**Furnished herewith

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Commission on August 10, 2017.

(2)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Commission on August 10, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckycom Pharmaceuticals Inc.

Date:	August 10, 2017

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

