Form 10-Q
period 2017-09-30
Luckycom Pharmaceuticals Inc.
filed 2017-11-13
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-187874

LUCKYCOM PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

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

The number of shares of common stock, par value $0.01 outstanding as of November 13, 2017 was 18,376,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$209,320	$29,413
Prepaid expense and other current assets	38,572	17,568
Total Current Assets	247,892	46,981

Other Assets
Other assets	413	5,405
Total Other Assets	413	5,405

Total Assets	$248,305	$52,386

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Other payable and accrued liabilities	$68,596	$67,541
Due to officer	37,740	327,054
Total Liabilities	106,336	394,595

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,376,000 and 17,626,000 shares issued and outstanding as of September 30, 2017 and March 31, 2017, respectively.	183,760	176,260
Additional paid-in capital	1,715,748	973,248
Accumulated other comprehensive income	10	10
Accumulated deficit	(1,757,549)	(1,491,727)
Total stockholders’ equity (deficit)	141,969	(342,209)
Total Liabilities and Stockholders’ Equity (Deficit)	$248,305	$52,386

See accompanying notes to condensed consolidated financial statements.

F-1

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	September 30		September 30
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$108,155	$112,813	$266,014	$222,928
Other (expense) income	(371)	(293)	192	(290)

Net Loss	$(108,526)	$(113,106)	$(265,822)	$(223,218)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares – basic and diluted	18,376,000	17,541,087	18,232,557	17,520,656

See accompanying notes to condensed consolidated financial statements.

F-2

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	September 30
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(265,822)	$(223,218)
Adjustment to reconcile net loss to net cash used in operating activities:
Common stock issued for service	-	5,940
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(21,004)	-
Other assets	4,992
Other payable and accrued liabilities	1,055	27,510
Net cash flow used in operating activities	(280,779)	(189,768)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	422,946	112,508
Proceeds from officer loans	37,740	150,894
Net cash flow provided by financing activities	460,686	263,402

Net increase in cash	179,907	73,634

Cash, beginning of period	29,413	86,262

Cash, End of Period	$209,320	$159,896

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$327,054	$-
Expenses paid by officer contributed to capital	$-	19,545

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

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,757,549 as of September 30, 2017, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

F-4

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $19,322 and $584 to the Company during the three months ended September 30, 2017 and 2016, respectively, and loaned an aggregate of $37,740 and $150,894 to the Company during the six months ended September 30, 2017 and 2016, respectively.

Mr. Kingrich Lee is owed an aggregate amount of $37,740 and $327,054 as of September 30, 2017 and March 31, 2017, respectively.

The amounts are unsecured, non-interest bearing and due on demand.

During the six months ended September 30, 2017, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Kingrich Lee in the amount of $327,054 and in exchange of Mr. Kingrich Lee’s investment of $422,946 of cash.

Note 4 – Capital Stock

As of September 30, 2017, the Company had 18,376,000 shares of common stock issued and outstanding. During the six months ended September 30, 2017, the Company issued in aggregate of 750,000 shares of common stock to Mr. Kingrich Lee.

Note 5 – Subsequent Event

The Company has evaluated subsequent events through the issuance of the condensed consolidated financial statements and no subsequent event is identified.

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

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. These factors raise substantial doubt about our ability to continue as a going concern. We are presently dependent on our controlling shareholder to provide us funding for our daily operations and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

We have $209,320 in cash as of September 30, 2017. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $2,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Any failure to raise money will have the effect of delaying the time frames in our business plan as set forth above, and we may have to push back the dates of such activities.

Results of Operations

The Three Months and Six Months Ended September 30, 2017 and 2016

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month and six-month period ended September 30, 2017 and the same as the corresponding periods in 2016 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $108,155 and $112,813 for the three months ended September 30, 2017 and 2016, respectively and $266,014 and $222,928 for the six months ended September 30, 2017 and 2016, respectively.

Our operating expenses for the three months ended September 30, 2017 consisted mainly of professional fees of $38,094, officer compensation of $50,999, travel expenses of $5,665, and rent of $8,280.

Our operating expenses for the three months ended September 30, 2016 consisted mainly of professional fees of $48,085 (which includes $5,940 stock-based compensation), officer compensation of $44,776, travel expenses of $8,264, and rent of $8,178.

Our operating expenses for the six months ended September 30, 2017 consisted mainly of professional fees of $126,271, officer compensation of $95,999, travel expenses of $14,683, and rent of $18,196.

Our operating expenses for the six months ended September 30, 2016 consisted mainly of professional fees of $96,199 (which includes $5,940 stock-based compensation), officer compensation of $89,996, travel expenses of $13,201, and rent of $16,110.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $108,526 and $113,106 for the three months ended September 30, 2017 and 2016, respectively, net loss of $265,822 and $223,218 for the six months ended September, 2017 and 2016, respectively. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $247,892 consisting of $209,320 in cash and $38,572 in prepaid expenses and other current assets. As of September 30, 2017, we had current liabilities in the amount of $106,336 consisting of other payable and accrued liabilities of $68,596, and $37,740 due to an officer.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended
	September 30
	2017	2016
Net cash used in operating activities	$(280,779)	$(189,768)
Net cash provided by financing activities	460,686	263,402
Net increase in cash	$179,907	$73,634

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations)

Our positive financing cash flows were a result of proceeds from issuance of common stock and officer loans.

For the six months ended September 30, 2017, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Lee in the amount of $327,054 and in exchange of Mr. Lee’s investment of $422,946 of cash.

On October 2, 2016, our wholly owned subsidiary, Luckycom Limited, entered into an employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides annual compensation of $180,000, and other benefits. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Kingrich Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

Despite having $209,320 in cash as of September 30, 2017, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following two material weaknesses that have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

●	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. We only have one officer and director. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

●	Effective controls over the control environment have not been maintained. Specifically, we do not have a formally adopted written code of business conduct and ethics that governs our employees, officers and directors. Additionally, management has not developed and effectively communicated to its employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

●	We do not have sufficient levels of supervision and review of the accounting and financial reporting process. Our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Management evaluated the impact of insufficient levels of supervision and review of the accounting and financial reporting process and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckycom Pharmaceuticals Inc.

Date:	November 13, 2017

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

