Form 10-Q
period 2017-12-31
Luckycom Pharmaceuticals Inc.
filed 2018-02-12
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

The number of shares of common stock, par value $0.01 outstanding as of February 9, 2018 was 18,376,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(unaudited)
Assets
Current Assets
Cash	$129,843	$29,413
Prepaid expense and other current assets	15,125	17,568
Total Current Assets	144,968	46,981

Other Assets
Other assets	-	5,405
Total Other Assets	-	5,405

Total Assets	$144,968	$52,386

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Other payable and accrued liabilities	$67,728	$67,541
Due to officer	62,105	327,054
Total Liabilities	129,833	394,595

Stockholders’ Equity (Deficit)
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,376,000 and 17,626,000 shares issued and outstanding as of December 31, 2017 and March 31, 2017, respectively.	183,760	176,260
Additional paid-in capital	1,715,748	973,248
Accumulated other comprehensive income	10	10
Accumulated deficit	(1,884,383)	(1,491,727)
Total stockholders’ equity (deficit)	15,135	(342,209)
Total Liabilities and Stockholders’ Equity (Deficit)	$144,968	$52,386

See accompanying notes to condensed consolidated financial statements.

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended
	December 31		December 31
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$(122,806)	$(128,749)	$(388,820)	$(351,677)
Other Income (expense)	95	12	287	(278)
Loss on disposal of a subsidiary	(4,123)	-	(4,123)	-

Net Loss	$(126,834)	$(128,737)	$(392,656)	$(351,955)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares – basic and diluted	18,376,000	17,626,000	18,280,545	17,555,898

See accompanying notes to condensed consolidated financial statements.

LUCKYCOM PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	December 31
	2017	2016
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(392,656)	$(351,955)
Adjustment to reconcile net loss to net cash used in operating activities:
Disposal loss from a subsidiary	4,123	-
Common stock issued for service	-	5,940
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(1,224)	-
Other assets	4,944	-
Other payable and accrued liabilities	187	38,222
Net cash flow used in operating activities	(384,626)	(307,793)

Cash Flows from Investing Activities
Proceeds from disposal of a subsidiary, net of cash balance at disposed entity	5	-
Net cash flow provided by investing activities	5	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	422,946	112,508
Proceeds from officer loans	62,105	190,282
Net cash flow provided by financing activities	485,051	302,790

Net increase (decrease) in cash	100,430	(5,003)

Cash, beginning of period	29,413	86,262

Cash, End of Period	$129,843	$81,259

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$327,054	$-
Expenses paid by officer	$-	28,823

See accompanying notes to condensed consolidated financial statements.

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

On December 13, 2017, the Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee executed a Sold Note and Instrument of Transfer on behalf of Luckycom Pharmaceuticals Inc., pursuant to which the Company would sell to Ms. Lijian Li, Mr. Kingrich Lee’s sister, 10,000 shares of stock of the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281). On the same date, the transaction was consummated with the payment of stamp duty to the Hong Kong tax department.

Accounting Policies on Disposal of Subsidiary

The results of disposal of subsidiary, less applicable income taxes (benefit), is reported as a separate component of income. A gain or loss recognized on the disposal is presented separately on the face of the statement where net income is reported or disclosed in the notes to financial statements.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note 2 – Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $1,844,383 as of December 31, 2017, and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock. However, there will be no assurance that management plan would work. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $24,365 and $39,388 to the Company during the three months ended December 31, 2017 and 2016, respectively, and loaned an aggregate of $62,105 and $190,282 to the Company during the nine months ended December 31, 2017 and 2016, respectively.

Mr. Kingrich Lee is owed an aggregate amount of $62,105 and $327,054 as of December 31, 2017 and March 31, 2017, respectively.

The amounts are unsecured, non-interest bearing and due on demand.

During the nine months ended December 31, 2017, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Kingrich Lee in the amount of $327,054 and in exchange of Mr. Kingrich Lee’s investment of $422,946 of cash.

On December 13, 2017, Mr. Kingrich Lee sold to Ms. Lijian Li, his sister, 10,000 shares of stock of the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281).  The disposal loss recorded from the sale was $4,123.

Note 4 – Capital Stock

As of December 31, 2017, the Company had 18,376,000 shares of common stock issued and outstanding. During the nine months ended December 31, 2017, the Company issued in aggregate of 750,000 shares of common stock to Mr. Kingrich Lee.

Note 5 – Disposal of a Subsidiary

On December 13, 2017, Mr. Kingrich Lee, on behalf of the Company, sold 100% of the ownership of Luckycom Limited, a wholly-owned Hong Kong subsidiary, to Ms. Lijian Li for cash proceeds of $1,255 (net of expenses $26). The Company recognized a loss of $4,123, net of Hong Kong subsidiary net assets of $5,378. Simultaneously the Hong Kong subsidiary forgave the $219,653 owed by the Company and transferred the amount due from an officer totaled $17,015 to the Company to offset the aggregate amount due to the same officer.

Note 6 – Subsequent Event

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

We have $129,843 in cash as of December 31, 2017. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $2,000,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The Three Months and Nine Months Ended December 31, 2017 and 2016

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month and nine-month periods ended December 31, 2017 and the same for the corresponding periods in 2016 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $122,806 and $128,749 for the three months ended December 31, 2017 and 2016, respectively, and $388,820 and $351,677 for the nine months ended December 31, 2017 and 2016, respectively.

Our operating expenses for the three months ended December 31, 2017 consisted mainly of professional fees of $48,906, officer compensation of $59,624, travel expenses of $8,213, and rent of $3,481.

Our operating expenses for the three months ended December 31, 2016 consisted mainly of professional fees of $56,465 (which includes $5,940 stock-based compensation), officer compensation of $44,663, travel expenses of $12,086, and rent of $9,396.

The increase in officer compensation is mainly due to the additional benefits provided in our Chief Executive Officer’s new employment contract; the decrease in travel expenses is mainly due to fewer business trips; the decrease in rent is mainly due to the cancellation of our virtual office services.

Our operating expenses for the nine months ended December 31, 2017 consisted mainly of professional fees of $175,177, officer compensation of $155,623, travel expenses of $22,896, and rent of $21,677.

Our operating expenses for the nine months ended December 31, 2016 consisted mainly of professional fees of $152,644 (which includes $5,940 stock-based compensation), officer compensation of $134,659, travel expenses of $25,287, and rent of $25,506.

The increase in professional fees is mainly due to the upgrading of our accounting and audit services; the increase in officer compensation is mainly due to the increased compensation to our principal officer, Mr. Kingrich Lee.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $126,834 and $128,737 for the three months ended December 31, 2017 and 2016, respectively, net loss of $392,656 and $351,955 for the nine months ended December 31, 2017 and 2016, respectively. We anticipate that we will continue to incur losses unless we are able to achieve some of our goals above.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $144,968 consisting of $129,843 in cash and $15,125 in prepaid expenses and other current assets. As of December 31, 2017, we had current liabilities in the amount of $129,833 consisting of other payable and accrued liabilities of $67,728, and $62,105 due to an officer.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended
	December 31
	2017	2016
Net cash used in operating activities	$(384,626)	$(307,793)
Net cash provided by investing activities	5	-
Net cash provided by financing activities	485,051	302,790
Net increase (decrease) in cash	$100,430	$(5,003)

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations)

Our positive investing cash flows were mainly a result of disposal of a subsidiary.

Our positive financing cash flows were a result of proceeds from issuance of common stock and officer loans.

For the nine months ended December 31, 2017, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Kingrich Lee in the amount of $327,054 and in exchange of Mr. Kingrich Lee’s investment of $422,946 of cash.

On October 2, 2016, our wholly owned subsidiary, Luckycom Limited, entered into an employment agreement with Mr. Kingrich Lee. The agreement was for one year, renewable for successive one-year terms if not terminated, and provided for an annual compensation of $180,000, and other benefits. On November 1, 2017, the Company entered into a new employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides an annual compensation of $180,000, and other benefits, including housing and education allowances. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Kingrich Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

Despite having $129,843 in cash as of December 31, 2017, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2017, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckycom Pharmaceuticals Inc.

Date:	February 9, 2018

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

