Form 10-K
period 2018-03-31
Luckwel Pharmaceuticals Inc.
filed 2018-07-16
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ______________

Commission file number 333-187874

LUCKWEL PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One International Place, Suite 1400, Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

617-535-7788

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes [X] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $12,601,800 based upon the last sales price of the common stock of $1.80 per share on August 18, 2017 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

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

The number of shares of common stock, par value $0.01 outstanding as of July 13, 2018 is 143,376,000.

PART I

Item 1. Business

Business of Company

We were incorporated on January 2, 2013 under the laws of the State of Nevada. Our principal executive offices are located at One International Place, Suite 1400, Boston, MA 02110. Our telephone number is 617-535-7788. Our fiscal year end was February 28/29 but on February 11, 2016, our Board of Directors approved a change in the fiscal year end from a fiscal year ending on February 28 or 29 (as the case may be) to March 31, effective beginning with fiscal year 2016.

We began filing our quarterly reports on Form 10-Q based on the new fiscal year-end beginning with the first quarter of fiscal year ended March 31, 2017. Therefore, we reported the first quarter of fiscal year ended March 31, 2017 as the three-month period ended June 30, 2016.

In addition, our Consolidated Statements of Operations, and Consolidated Statements of Cash Flows also included a one-month period ended March 31, 2016.

The change to our fiscal year did not impact our fiscal year results for the year ended February 29, 2016. However, the change impacts the prior year comparability of each of the fiscal quarters and annual period in 2016 in future filings.

We believe this change will provide numerous benefits, including aligning our reporting periods to be more consistent with peer companies and improving comparability between periods.

On March 30, 2017, our name was changed from Luckycom Inc. to Luckycom Pharmaceuticals Inc. and again on April 11, 2018, our name was changed to Luckwel Pharmaceuticals Inc. In connection with the most recent name change, on April 13, 2018, our common stock began trading on the OTC Pink under its new ticker symbol “LWEL” and ceased trading under the ticker symbol “LCOM”. Also on April 13, 2018, we increased the number of our authorized shares of common stock from 100,000,000 to 200,000,000.

On December 13, 2017, Mr. Kingrich Lee, on behalf of the Company, sold to Ms. Lijian Li, his sister, 10,000 (100%) shares of stock of the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281). The disposal loss recorded from the sale was $4,123.

On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd)) to purchase from Luckwel Asia the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured. Luckwel Asia is a British Virgin Islands corporation whose shareholders comprise Kingrich Holding Ltd, a Cayman Islands corporation (60%), Goldvito Ltd, Seychelles corporation (20%) and Morgold Ltd, a Seychelles corporation (20%). Mr. Kingrich Lee, our Chief Executive Officer and majority shareholder is the sole shareholder of Kingrich Holding Ltd and his two sisters are each the sole shareholder of each of Goldvito Ltd and Morgold Ltd. Pursuant to the Agreement, we paid US$40,000 and issued an aggregate 125,000,000 newly issued restricted shares of our common stock as consideration. The stock issuance was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D and Regulation S promulgated thereunder. The stock issuance was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investor in connection with the stock issuance.

We are presently still a shell company and have not begun operations. We plan to launch the commercial batch production of the three generic drugs acquired on May 3, 2018 by December 2018 provided we are able to secure sufficient funding:

1.	WELVASC (Amlodipine Besylate Tablets)
2.	WELTOR (Atorvastatin Calcium Tablets)
3.	WEDUET (Amlodipine / Atorvastatin Tablets)

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. There is substantial doubt about our ability to continue as a going concern. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at One International Place, Suite 1400, Boston, MA 02110.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock used to be quoted under the symbol “LKYM” on the OTC Pink operated by OTC Markets Group, Inc. On March 30, 2017, we changed our name to “Luckycom Pharmaceuticals Inc.” and in connection with the name change, our new ticker symbol was changed to “LCOM”. On April 11, 2018, our name was changed to Luckwel Pharmaceuticals Inc. and in connection with the most recent name change. On April 13, 2018, our common stock began trading on the OTC Pink under its new ticker symbol “LWEL”.

There has been very little trade in our shares of common stock in fiscal 2017 and 2018. The table below presents the high and low bid for our common stock for each quarter from April 1, 2016 through March 31, 2018. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended March 31, 2017	High	Low
1st Quarter	$1.95	$0.80
2nd Quarter	$1.15	$1.15
3rd Quarter	$1.55	$0.65
4th Quarter	$1.70	$1.55

Year ended March 31, 2018	High	Low
1st Quarter	$2.00	$2.00
2nd Quarter	$1.85	$1.80
3rd Quarter	$1.96	$1.56
4th Quarter	$3.50	$1.90

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

Holders of Our Common Stock

As of July 13, 2018, we had 143,376,000 shares of our common stock issued and outstanding, held by 34 shareholders of record.

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

On May 5, 2017, we issued 750,000 shares of common stock to our Chief Executive Officer and sole director, Mr. Kingrich Lee in settlement of the debt owed to Mr. Lee in the amount of $327,054 and in exchange of Mr. Lee’s investment of $250,000 to the Company and $172,946 to our wholly owned subsidiary, Luckycom Limited. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof on the basis that the transaction did not involve a public offering. The shares are subject to restrictions on resale pursuant to Rule 144 under the Securities Act.

On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd) to purchase the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured for a consideration of US$40,000 and 125,000,000 newly-issued restricted shares of our common stock. The stock issuance was made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D and Regulation S promulgated thereunder. The stock issuance was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investor in connection with the stock issuance.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Stock Option and Warrants

None.

Repurchase of Equity Securities by Luckwel Pharmaceuticals, Inc. and Affiliated Purchasers

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

We are a shell company and have not begun operations. We plan to launch the commercial batch production of the three generic drugs acquired on May 3, 2018 by December 2018 provided we are able to secure sufficient funding:

1.	WELVASC (Amlodipine Besylate Tablets)
2.	WELTOR (Atorvastatin Calcium Tablets)
3.	WEDUET (Amlodipine / Atorvastatin Tablets)

Results of Operations for the Years Ended March 31, 2018 and March 31, 2017

Operating Revenue

We recorded no consolidated revenue for the years ended March 31, 2018 and March 31, 2017, as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $533,260 and $450,790 for the years ended March 31, 2018 and 2017, respectively.

Our operating expenses for the year ended March 31, 2018 consisted mainly of officer compensation of $224,794, professional fees of $230,648, travel expenses of $39,004 and rent of $20,871.

Our operating expenses for the year ended March 31, 2017 consisted mainly of officer compensation of $180,000, professional fees of $173,455 (which includes $6,000 stock-based compensation), travel expenses of $46,662 and rent of $29,220.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Other Income (Expenses)

We had other income of $295 and other expense of $59,918 for the years ended March 31, 2018 and 2017, respectively.

Net Loss

We incurred a net loss of $537,088 for the year ended March 31, 2018, as compared with a net loss of $510,708 for the year ended March 31, 2017.

Capital Resources and Liquidity

As of March 31, 2018, we had $18,503 in current assets, all consisting of cash, and current liabilities in the amount of $147,800, consisting of other payable and accrued liabilities of $66,043, and $81,757 due to an officer. We had a working capital deficit of $129,297 as of March 31, 2018.

The table below sets forth selected cash flow data for the periods presented:

	The Year Ended
	March 31
	2018	2017
Net cash used in operating activities	$(515,618)	$(461,052)
Net cash provided by investing activities	5	-
Net cash provided by financing activities	504,703	404,203
Net decrease in cash	$(10,910)	$(56,849)

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations).

Our positive investing cash flows were mainly a result of disposal of a subsidiary.

Our positive financing cash flows were a result of proceeds from issuance of common stock and officer loans.

For the year ended March 31, 2018, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Kingrich Lee in the amount of $327,054 and in exchange of Mr. Kingrich Lee’s investment of $422,946 of cash.

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

Despite having $18,503 in cash as of March 31, 2018, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for year ended March 31, 2018. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. We recognize interest as income tax, and recognize penalties as other expenses. There are $nil and $60,000 tax penalties for delay of tax filings recorded for the years ended March 31, 2018 and 2017, respectively. The Company was in process of tax filings for the 2017 fiscal year up till the issuance of this report.

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

Foreign Currency Translation

The Company is based in Texas although it is incorporated in Nevada. The functional currency of the Company is U.S. Dollar, while the functional currency of Luckycom Ltd., (the formerly-owned subsidiary of the Company) is Hong Kong Dollar and is translated to U.S. dollars using the exchange rate effective for the date for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Recent Accounting Pronouncements

See Note 1 to our financial statements included herewith.

Going Concern

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. We have a working capital deficit of $129,297, have incurred losses since inception of $2,028,815, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

We have $18,503 in cash as of March 31, 2018. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $300,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on our pharmaceutical operations in US and Asia. In particular, our goal is to submit an abbreviated new drug application (“ANDA”) with the US Food and Drug Administration for our generic drugs.

2.	Implement manufacturing and sales of our newly-acquired hypertension and cholesterol drugs, namely WELVASC, WELTOR and WEDUET.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets
F-3	Consolidated Statements of Operations
F-4	Consolidated Statements of Changes in Stockholders’ Deficit
F-5	Consolidated Statements of Cash Flows
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luckwel Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Luckwel Pharmaceuticals Inc. (the “Company” and formerly known as “Luckycom Pharmaceuticals Inc.”) as of March 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2017.

New York, New York

July 13, 2018

LUCKWEL PHARMACEUTICALS INC.

CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	March 31, 2018	March 31, 2017
Assets
Current Assets
Cash	$18,503	$29,413
Prepaid expense and other current assets	-	17,568
Total Current Assets	18,503	46,981

Noncurrent Assets
Other noncurrent assets	-	5,405
Total Noncurrent Assets	-	5,405

Total Assets	$18,503	$52,386

Liabilities and Stockholders’ Deficit
Current Liabilities:
Other payable and accrued liabilities	$66,043	$67,541
Due to officer	81,757	327,054
Total Liabilities	147,800	394,595

Stockholders’ Deficit:
Common stock, $0.01 par value; 100,000,000 shares authorized; 18,376,000 and 17,626,000 shares issued and outstanding as of March 31, 2018 and 2017, respectively.	183,760	176,260
Additional paid in capital	1,715,748	973,248
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,028,815)	(1,491,727)
Total stockholders’ deficit	(129,297)	(342,209)
Total Liabilities and Stockholders’ Deficit	$18,503	$52,386

See accompanying notes to consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the year ended	For the year ended
	March 31, 2018	March 31, 2017
General and administrative expenses	$(533,260)	$(450,790)
Other Income (expense)	295	(59,918)
Loss on disposal of a subsidiary	(4,123)	-

Net Loss	$(537,088)	$(510,708)

Net loss per share – basic and diluted	$(0.03)	$(0.03)

Weighted average common shares – basic and diluted	18,304,082	17,573,184

See accompanying notes to consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2016	17,500,000	$175,000	$856,000	$10	(981,019)	49,991
Common stock issued for cash	120,000	1,200	111,308	-	-	112,508
Common stock issued for services	6,000	60	5,940	-	-	6,000
Net loss	-	-	-	-	(510,708)	(510,708)
Balance as of March 31, 2017	17,626,000	$176,260	$973,248	$10	(1,491,727)	(342,209)
Common stock issued for cash	422,946	4,229	418,717	-	-	422,946
Common stock issued to officer for debt repayment	327,054	3,271	323,783	-	-	327,054
Net loss	-	-	-	-	(537,088)	(537,088)
Balance as of March 31, 2018	18,376,000	$183,760	$1,715,748	$10	$(2,028,815)	$(129,297)

See accompanying notes to consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the Years Ended
	March 31
	2018	2017
Cash Flows from Operating Activities
Net loss	$(537,088)	$(510,708)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	6,000
Disposal loss from a subsidiary	4,123	-
Changes in operating assets and liabilities:
Prepaid expense and other current assets	13,901	(17,443)
Other assets	4,944	(5,405)
Other payable and accrued liabilities	(1,498)	66,504
Net cash flow used in operating activities	(515,618)	(461,052)

Cash Flows from Investing Activities
Proceeds from disposal of a subsidiary, net of cash balance at disposed entity	5	-
Net cash flow provided by investing activities	5	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	422,946	112,508
Proceeds from officer loans	81,757	291,695
Net cash flow provided by financing activities	504,703	404,203

Net decrease in cash	(10,910)	(56,849)

Cash, beginning of period	29,413	86,262

Cash, End of period	$18,503	$29,413

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$327,054	$-

See accompanying notes to consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Note 1 – Summary of Significant Accounting Policies

Organization and Description of Business

Luckwel Pharmaceuticals Inc. (“we”, “our”, the “Company” and formerly known as “Luckycom Pharmaceuticals Inc.” and “Luckycom Inc.”) plans to acquire, develop, manufacture and market pharmaceutical medication.

Luckycom Limited, a wholly-owned subsidiary of Luckwel Pharmaceuticals Inc, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 08, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013.

On April 11, 2017, the Company filed a Certificate of Amendment to the Articles of Incorporation to change its name from Luckycom Pharmaceuticals Inc. to Luckwel Pharmaceuticals Inc.

On December 13, 2017, the Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee executed a Sold Note and Instrument of Transfer on behalf of Luckwel Pharmaceuticals Inc., pursuant to which the Company would sell to Ms. Lijian Li, Mr. Kingrich Lee’s sister, 10,000 shares of stock of the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281). On the same date, the transaction was consummated with the payment of stamp duty to the Hong Kong tax department.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in US dollars (“USD”).

Principles of Consolidation

These consolidated financial statements include the accounts of Luckwel Pharmaceuticals Inc., and its formerly-owned subsidiary Luckycom Limited. All intercompany balances and transactions have been eliminated in consolidation. On December 13, 2017, the Company disposed Luckycom Limited (See Note 6).

Cash

Cash include all cash in bank with no restrictions. The Company had $18,503 and $29,413 of cash as of March 31, 2018 and 2017, respectively.

LUCKWEL PHARMACEUTICALS INC.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The Company recognizes interest as income tax, and recognizes penalties as other expenses. There are $nil and $60,000 tax penalties recorded for the years ended March 31, 2018 and 2017, respectively. The Company has filed tax return for the 2016 fiscal year and was in process of tax filings for the 2017 fiscal year up till the issuance of this report.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Tax years from 2013 forward remain open to examination by the U.S. federal tax authority due to the carryover of net operating losses or tax credits. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed at less-than the proper amount, the statute of limitation is extended to 10 years of the underpayment of taxes is due to fraud or willful evasion. There were no uncertain tax positions as of March 31, 2018 and 2017 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. The Company issued 6,000 shares as stock based compensation for services rendered for the year ended March 31, 2017. The Company did not have any stock based compensation for the year ended March 31, 2018.

Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of March 31, 2018 and 2017, respectively.

LUCKWEL PHARMACEUTICALS INC.

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

Foreign Currency Translation

The Company is based in Texas although it is incorporated in Nevada. The functional currency of the Company is U.S. Dollar, while the functional currency of Luckycom Ltd., (the formerly-owned subsidiary of the Company) is Hong Kong Dollar and is translated to U.S. dollars using the exchange rate effective for the date for assets and liabilities and the average exchange rate for the period reported for revenues and expenses.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company is currently evaluating the impact of adopting ASU 2018-02 on its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Tax (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Act was signed into law.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Note 2 – Going Concern

The Company has no source of revenues and need additional cash resources to maintain the operations. The Company has a working capital deficit of $129,297, has incurred losses since inception of $2,028,815, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The Company has $18,503 in cash as of March 31, 2018 and believes that the expenses over the next 12 months from the issuance date of this report will be approximately $300,000. This estimate may change significantly depending on the nature of the future business activities and the ability to raise capital from shareholders or other sources.

The Company intends to meet the cash requirements for the next 12 months from the issuance date of this report through a combination of debt and equity financing by way of private placements, friends, family and business associates. The Company currently did not have any arrangements in place to complete any private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it. The Company anticipates that Mr. Kingrich Lee, the Chief Executive Office, will spearhead the financing efforts.

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on the pharmaceutical operations in US and Asia. In particular, our goal is to submit an abbreviated new drug application (“ANDA”) with the US Food and Drug Administration for our generic drugs.
2.	Implement manufacturing and sales of the newly-acquired hypertension and cholesterol drugs, namely WELVASC, WELTOR and WEDUET.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and the Company may have to push back the dates of such activities.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of this report.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $81,757 and $291,695 to the Company for the years ended March 31, 2018 and 2017, respectively.

Mr. Kingrich Lee is owed an aggregate amount of $81,757 and $327,054 as of March 31, 2018 and 2017, respectively.

The amounts are unsecured, non-interest bearing and due on demand.

For the year ended March 31, 2018, the Company issued an aggregate of 750,000 shares of common stock to Mr. Kingrich Lee in the settlement of the debt owed to Mr. Kingrich Lee in the amount of $327,054 and in exchange of Mr. Kingrich Lee’s investment of $422,946 of cash.

On December 13, 2017, Mr. Kingrich Lee, on behalf of the Company, sold to Ms. Lijian Li, his sister, 10,000 shares representing 100% equity interest, the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281). The disposal loss recorded from the sale was $4,123.

On October 2, 2016, we entered into a one-year employment agreement with Mr. Kingrich Lee to continue serving as our Chief Executive Officer. For his services, we agreed to pay him an annual salary of $180,000. Later, on November 1, 2017, we entered into another new one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer through October 31, 2018. His salary remains unchanged at $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

Note 4 – Capital Stock

As of March 31, 2018, the Company had 18,376,000 shares of common stock issued and outstanding. For the year ended March 31, 2018, the Company issued in aggregate of 750,000 shares of common stock to Mr. Kingrich Lee.

As of March 31, 2017, the Company had 17,626,000 shares of common stock issued and outstanding. For year ended March 31, 2017, the Company issued 120,000 shares of common stock for $120,000 of cash and the Company received cash for $112,508 after deduction of stock issuance cost. Additionally, for year ended March 31, 2017, 6,000 shares of common stock were issued for services with fair value of $6,000.

Note 5 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into legislation. The 2017 Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 34% to 21%, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. As of March 31, 2018, the Company has completed its accounting for certain tax effects of enactment of the Tax Act. There is no impact to current or deferred taxes related to the one-time deemed repatriation, as the formerly owned foreign subsidiary does not have cumulative positive earnings and profits.

The Internal Revenue Code 15 requires that if the taxable year includes the effective date of any rate changes (unless the effective date is the first day of the taxable year), taxes should be calculated by applying a blended rate to the year’s taxable income. To compute the blended rate, a company calculates the weighted average tax rate based on the ratio of days in the fiscal year prior to and after the effective date. Below is the calculation of blended rate for the Company:

Period	Days	Proportion	Tax Rate	Proportional Rate
April 1 – December, 2017	275	75.34%	34%	25.62%
January 1 – March 31, 2018	90	24.66%	21%	5.18%
Estimated Annual Effective Rate				30.8%

At March 31, 2018, the Company had US net operating loss carryforwards of approximately $867,310 that may be offset against future taxable income. The net operating loss carryforwards will begin to expire in 2033. The Company maintains a full valuation allowance on its net deferred tax asset. The net valuation allowance decreased by $298,510 and increased by $173,641 during the years ended March 31, 2018 and 2017, respectively.

The approximate cumulative tax effect at the expected rate of 21% and 34% of significant items comprising our net deferred tax asset amount is as follows as of March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$182,135	$480,645
Less: valuation allowance	(182,135)	(480,645)
Net deferred tax assets	$-	$-

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Stated in US Dollars)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2018 and 2017 were as follows:

	For the years ended March 31,
	2018	2017
Income before tax	$(537,088)	$(510,708)

Income tax benefit at U.S. statutory rates	(165,423)	(173,641)
Impact of different tax rates in other jurisdictions	23,596	-
Other non-deductible expenses	1,614	-
True up related to prior year’s NOL	210,318	-
Reduction of NOL due to the disposal of a subsidiary	127,394
Re-measurement of deferred income tax (a)	101,011	-
Change in valuation allowance	(298,510)	173,641
Provision for income taxes	$-	$-

(a)	As a result of the 2017 Tax Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. The blended tax rate calculated above is 30.8%.

Note 6 – Disposal of a Subsidiary

On December 13, 2017, Mr. Kingrich Lee, on behalf of the Company, sold 100% of the ownership of Luckycom Limited, a wholly-owned Hong Kong subsidiary, to Ms. Lijian Li for cash proceeds of $1,255 (net of expenses of $26). The Company recognized a loss of $4,123, net of Hong Kong subsidiary net assets of $5,378. Simultaneously the Hong Kong subsidiary forgave the $219,653 owed by the Company and transferred the amount due from an officer totaled $17,015 to the Company to offset the aggregate amount due to the same officer.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through July 13, 2018, the date of issuance of the consolidated financial statements, and except for the following events with material financial impact on the Company’s consolidated financial statements, no other subsequent event is identified that would have required adjustment or disclosure in the consolidated financial statements.

On April 11, 2018, Luckwel Pharmaceuticals Inc. filed a Certificate of Amendment to the Articles of Incorporation (the “Amendment”) to change its name from Luckycom Pharmaceuticals Inc. to Luckwel Pharmaceuticals Inc. and to increase the number of its authorized shares of common stock from 100,000,000 to 200,000,000 with an effective date of April 13, 2018. It then amended and restated its by-laws to reflect the new corporate name.

On May 3, 2018, Luckwel Pharmaceuticals Inc. entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd) to purchase from the Seller the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured (the “Transaction”). Pursuant to the terms of the Agreement, the Company would pay the Seller on closing (i) US$40,000 and (ii) issue an aggregate 125,000,000 newly issued restricted shares of its common stock, par value $0.01. The Transaction closed on May 3, 2018.

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

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who is also Chief Financial Officer.

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

Because of these multiple roles assumed by our Chief Executive Officer and who is also our Chief Financial Officer, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended March 31, 2018.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting under COSO Framework 2013 as of March 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2018, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name	Age	Principal Positions With Us
Kingrich Lee	43	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director

Kingrich Lee, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Our sole officer and director, president, Kingrich Lee, has nearly 19 years’ experience in the pharmaceuticals and food industry and 3 years in the capital raising industry. Aside from owning a majority stake in our business, we feel that his experience and skills in the pharmaceuticals industry along with his background in venture capital work makes him suitable for a position as our officer and director.

From January 2013 to the present, Mr. Lee has been our sole officer and director. From April 2005 to December 2017, Mr. Lee was a director of the Luckycom Pharma group of companies. From 2003-2004, Mr. Lee was Manager of International Marketing at Holleykin Pharma, in China, a subsidiary of Shenzhen Stock Exchange listed firm Holley Pharma (Stock Code:000607) . From 2001-2003, Mr. Lee started his first own food business, Luckycom & Co.in China. From 1997-2001, Mr. Lee served as Import and Export Executive, later deputy Manager of Star Lake Bioscience Ltd, a Shanghai Stock Exchange listed firm (Stock Code:600866) ,where he developed pharmaceuticals and food markets in 20+ countries in Europe, Asia and America. Mr. Lee earned an Executive Diploma in Merger and Acquisition from the University of Hong Kong, and a Bachelor degree in international economics and trade from the Guangdong University of Finance & Economics.

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

Luckwel PHARMACEUTICALS INC. Nevada

Kingrich Holdings Ltd, Cayman Islands

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Luckwel Pharmaceuticals Inc. and its subsidiary, Luckycom Limited in the fiscal years ended March 31, 2018 and March 31, 2017 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kingrich Lee (1)	2017	180,000	—	—	—	—	—	180,000
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director	2018	224,794	—	—	—	—	—	224,794

Narrative Disclosure to the Summary Compensation Table

Mr. Kingrich Lee has served as our President, Chief Executive Officer, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. On October 2, 2015, we entered into a one-year employment agreement with Mr. Kingrich Lee to serve as our Chief Executive Officer. For his services, we agreed to him pay an annual salary of $180,000. On August 3, 2015, we agreed to convert $350,000 debt owed to Mr. Kingrich Lee, into 3,500,000 shares of our common stock. We have fair valued these shares at $420,000 and recognized the $70,000 as the stock based compensation to Mr. Kingrich Lee. On October 2, 2016, we entered into a one-year employment agreement with Mr. Kingrich Lee to continue serving as our Chief Executive Officer. For his services, we agreed to pay him an annual salary of $180,000. Later, on November 1, 2017, we entered into another new one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer through October 31, 2018. His salary remains unchanged at $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month.

Employment Agreements

On November 1, 2017, we entered into another new one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer through October 31, 2018. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2018.

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

It is not uncommon for Asian employees to have base salaries as the sole form of compensation. The base salary level is established and reviewed based on the level of responsibilities, the experience and tenure of the individual and the current and potential contributions of the individual. The base salary is compared to the list of similar positions within comparable peer companies and consideration is given to the executive’s relative experience in his or her position. Base salaries are reviewed periodically and at the time of promotion or other changes in responsibilities.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 13, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned[5]	Percentage Beneficially Owned [6]
Kingrich Lee1 2 Level 19, Two International Finance Centre 8 Finance Street, Central, Hong Kong	86,375,000	60.24%
All directors and officers as a group (1 person)	86,375,000	60.24%

Owners of more than 5% of Shares of Common Stock
Morgold Limited No. A18 Shen Rong Hao Ting Villa, Pan Gu Road, Qi Xing Yan Resort Zhaoqing City Guangdong Province 526040 The People’s Republic of China	25,000,000	17.42%

Lijian Li1 3 Rm B7-2C, Xin Hi Yuan New World Garden No. 2 Cai Yun Road, Zhaoqing, Guangdong, 526040 The People’s Republic of China	25,145,000	17.54%

Goldvito Limited RM B7-2C. Xin Hu Yuan New World Garden No. 2 Cai Yun Road, Zhaoqing, Guangdong 526040 The People’s Republic of China	25,000,000	17.44%

Yongjian Li1 4 No. A18 Villa Shen Rong Hao Tong Pan Gu Road, Qi Xing Yan Resort, Zhaoqing Guangdong, The People’s Republic of China	25,085,000	17.50%

(1)	On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd) to purchase from Luckwel Asia the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured. Luckwel Asia is a British Virgin Islands corporation whose shareholders comprise Kingrich Holding Ltd, a Cayman Islands corporation (60%), Goldvito Ltd, Seychelles corporation (20%) and Morgold Ltd, a Seychelles corporation (20%). Mr. Kingrich Lee, our Chief Executive Officer and majority shareholder is the sole shareholder of Kingrich Holding Ltd and his two sisters, Lijian Li and Yongjian Li are each the sole shareholder of each of Goldvito Ltd and Morgold Ltd, respectively. Pursuant to the Agreement, we paid US$40,000 and issued an aggregate 125,000,000 newly issued restricted shares of our common stock as consideration to Luckwel Asia. On June 12, 2018, the board of Luckwel Asia Limited consented to a dividend in specie of the 125,000,000 fully paid and non-assessable shares of our common stock to the shareholders of Luckwel Asia Limited. – 25,000,000 shares to Morgold Ltd, 25,000,000 shares to Goldvito Ltd, and 75,000,000 shares to Kingrich Holdings Ltd.
(2)	Mr. Kingrich Lee owns 11,375,000 shares of common stock directly and 75,000,000 shares of common stock indirectly through his wholly owned and controlled Cayman Islands company, Kingrich Holding Ltd. Accordingly, 100% of Kingrich Holding Ltd’s total shareholdings in the Company is attributed to Mr. Lee, its sole shareholder.
(3)	Ms. Lijian Li owns 145,000 shares of common stock and 25,000,000 shares of common stock indirectly through Goldvito Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Goldvito Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.
(4)	Ms. Yongjian Li owns 85,000 shares of common stock and 25,000,000 shares of common stock indirectly through Morgold Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Morgold Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.
(5)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on July 13, 2018, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock, 143,376,000, outstanding on July 13, 2018, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.
(6)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 143,376,000 voting shares as of July 13, 2018.

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

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $81,757 and $291,695 to the Company for the years ended March 31, 2018 and 2017, respectively.

Mr. Lee was owed an aggregate amount of $81,757 and $327,054 as of March 31, 2018 and 2017, respectively.

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

On November 1, 2017, we entered into another new one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer through October 31, 2018. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3000 a month.

On December 13, 2017, Mr. Kingrich Lee, on behalf of the Company, sold to Ms. Lijian Li, his sister, 10,000 shares of stock of the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281). The disposal loss recorded from the sale was $4,123.

On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd) to purchase from Luckwel Asia the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured. Luckwel Asia is a British Virgin Islands corporation whose shareholders comprise Kingrich Holding Ltd, a Cayman Islands corporation (60%), Goldvito Ltd, Seychelles corporation (20%) and Morgold Ltd, a Seychelles corporation (20%). Mr. Kingrich Lee, our Chief Executive Officer and majority shareholder is the sole shareholder of Kingrich Holding Ltd and his two sisters, Lijian Li and Yongjian Li are each the sole shareholder of each of Goldvito Ltd and Morgold Ltd, respectively. Pursuant to the Agreement, we paid US$40,000 and issued an aggregate 125,000,000 newly issued restricted shares of our common stock as consideration to Luckwel Asia.

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

	Year Ended March 31, 2018	Year Ended March 31, 2017
Audit Fees and Audit Related Fees	$60,650	$18,500
Tax Fees	-	-
All Other Fees	-	-
Total	$60,650	$18,500

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Amended and Restated By-laws (6)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
10.11 10.12 10.13 10.14 10.15

Employment Agreement between Kingrich Lee and Luckycom Limited (7)

Sold Note dated December 31, 2017 (8)

Instrument of Transfer dated December 13, 2017 (8)

Intellectual Property Sale and Purchase Agreement dated May 3, 2018 (9)

Employment Agreement between Kingrich Lee and Luckycom Limited*

10.16	Servcorp Virtual Office Service Agreement (10)
21.1	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013.
(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018.
(7)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on June 27, 2017.
(8)	Incorporated by reference to Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed on December 18, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2018.
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckwel Pharmaceuticals Inc.

Dated: July 13, 2018	By:	/s/ Kingrich Lee
	Name:	Kingrich Lee
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kingrich Lee	Chief Executive Officer and Director	July 13, 2018
Kingrich Lee	(Principal Executive Officer)

/s/ Kingrich Lee	Chief Financial Officer	July 13, 2018
Kingrich Lee	(Principal Financial and Accounting Officer)

