Form 10-Q
period 2018-06-30
Luckwel Pharmaceuticals Inc.
filed 2018-08-14
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-187874

LUCKWEL PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One International Place, Suite 1400, Boston, MA, 02110

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

The number of shares of common stock, par value $0.01 outstanding as of August 14, 2018 was 143,376,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	June 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$34,452	$18,503
Total Assets	$34,452	$18,503

Liabilities and Stockholders’ Deficit
Current Liabilities
Other payable and accrued liabilities	$73,511	$66,043
Due to officer	350,591	81,757
Total Liabilities	424,102	147,800

Stockholders’ Deficit
Common stock, $0.01 par value; 200,000,000 and 100,000,000 shares authorized; 143,376,000 and 18,376,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively.	1,433,760	183,760
Additional paid-in capital	465,748	1,715,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,289,168)	(2,028,815)
Total stockholders’ deficit	(389,650)	(129,297)
Total Liabilities and Stockholders’ Deficit	$34,452	$18,503

See accompanying notes to condensed consolidated financial statements.

F-1

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the three months ended
	June 30,
	2018	2017
	(unaudited)	(unaudited)
General and administrative expenses	$(220,356)	$(157,859)
Other Income	3	563

Net Loss	$(220,353)	$(157,296)

Net loss per share – basic and diluted	$(0.002)	$(0.009)

Weighted average common shares – basic and diluted	98,046,330	18,087,538

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the three months ended
	June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(220,353)	$(157,296)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expense and other current assets	-	(20,019)
Other payable and accrued liabilities	7,468	(844)
Net cash flow used in operating activities	(212,885)	(178,159)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	422,946
Capital distribution	(40,000)
Proceeds from officer loans	268,834	18,868
Net cash flow provided by financing activities	228,834	441,364

Net increase in cash	15,949	263,205

Cash, beginning of period	18,503	29,413

Cash, End of Period	$34,452	$292,618

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$-	$327,504

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements of Luckwel Pharmaceuticals Inc. (the “Company”, “we” or “our” and formerly known as “Luckycom Pharmaceuticals Inc.” and “Luckycom Inc.”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on July 13, 2018.

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

Note 2 – Going Concern

The Company has no source of revenues and need additional cash resources to maintain the operations. The Company has a working capital deficit of $389,650, has incurred losses since inception of $2,289,168, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

The Company has $34,452 in cash as of June 30, 2018 and believes that the expenses over the next 12 months from the issuance date of this report will be approximately $300,000. This estimate may change significantly depending on the nature of the future business activities and the ability to raise capital from shareholders or other sources.

The Company intends to meet the cash requirements for the next 12 months from the issuance date of the condensed consolidated financial statements through a combination of debt and equity financing by way of private placements, friends, family and business associates. The Company currently did not have any arrangements in place to complete any private placement financings and there is no assurance that the Company will be successful in completing any such financings on terms that will be acceptable to it. The Company anticipates that Mr. Kingrich Lee, the Chief Executive Office, will spearhead the financing efforts.

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

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of the condensed consolidated financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $268,834 and $18,868 to the Company during the three months ended June 30, 2018 and 2017, respectively.

Mr. Kingrich Lee is owed an aggregate amount of $350,591 and $81,757 as of June 30, 2018 and March 31, 2018, respectively.

The amounts are unsecured, non-interest bearing and due on demand.

On May 3, 2018, the Company entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd), an entity under common control of Mr. Kingrich Lee to purchase from the Seller the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured (the “Transaction”).Pursuant to the terms of the Agreement, the Company would pay the Seller on closing (i) US$40,000 and (ii) issue an aggregate 125,000,000 restricted shares of its common stock, par value $0.01. The Transaction closed on May 3, 2018. The Company recorded the carrying value of the intellectual property as nil in the Seller’s record, $40,000 as capital distribution to the Seller and recorded the par value of the common stock as additional paid-in capital, which was due to the Transaction being regarded as an equity transaction because both parties were under common control.

Note 4 – Capital Stock

As of June 30, 2018, the Company had 143,376,000 shares of common stock issued and outstanding. During the three months ended June 30, 2018, the Company issued in aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

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

Overview

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. We have a working capital deficit of $389,650, have incurred losses since inception of $2,289,168, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

We have $34,452 in cash as of June 30, 2018. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $300,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The Three Months Ended June 30, 2018 and 2017

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month period ended June 30, 2018 and the same for the corresponding period in 2017 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $220,356 and $157,859 for the three months ended June 30, 2018 and 2017, respectively.

Our operating expenses for the three months ended June 30, 2018 consisted mainly of professional fees of $64,712, officer compensation of $54,000, travel expenses of $23,268, and office expenses of $77,429. Operating expense increased significantly because the Company has attended more conference and meetings with bankers to seek for financing during three month ended June 30, 2018.

Our operating expenses for the three months ended June 30, 2017 consisted mainly of professional fees of $88,177, officer compensation of $45,000, travel expenses of $9,018, and rent of $9,916.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $220,353 and $157,296 for the three months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $34,452 in cash. As of June 30, 2018, we had current liabilities in the amount of $424,102 consisting of other payable and accrued liabilities of $73,511, and $350,591 due to an officer.

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended
	June 30,
	2018	2017
Net cash used in operating activities	$(212,885)	$(178,159)
Net cash provided by financing activities	228,834	441,364
Net increase in cash	$15,949	$263,205

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations).

Our positive financing cash flows were a result of proceeds from officer loans.

On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd), an entity under common control of Mr. Kingrich Lee to purchase from the Seller the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured (the “Transaction”). Pursuant to the terms of the Agreement, the Company would pay the Seller on closing (i) US$40,000 and (ii) issue an aggregate 125,000,000 newly issued restricted shares of its common stock, par value $0.01. The Transaction closed on May 3, 2018. The Company recorded the carrying value of the intellectual property as nil in the Seller’s record, $40,000 as capital distribution the Seller and recorded the par value of the common stock as additional paid-in capital, which was due to the Transaction being regarded as an equity transaction because both parties were under common control.

Despite having $34,452 in cash as of June 30, 2018, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee..

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckwel Pharmaceuticals Inc.

Date:	August 14, 2018

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

