Form 10-Q
period 2018-09-30
Luckwel Pharmaceuticals Inc.
filed 2018-11-14
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-187874

LUCKWEL PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 S. Saunders Road, Suite 150, Lake Forest, IL 60045

(Address of principal executive offices) (Zip Code)

(847) 574 6288

(Registrant’s telephone number, including area code)

One International Place, Suite 1400, Boston, MA, 02110

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.01 outstanding as of November 14, 2018 was 143,376,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	September 30, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$30,480	$18,503
Prepaid expense and other current assets	331	-
Total Assets	$30,811	$18,503

Liabilities and Stockholders’ Deficit
Current Liabilities
Other payable and accrued liabilities	$84,366	$66,043
Due to officer	495,194	81,757
Total Liabilities	579,560	147,800

Stockholders’ Deficit
Common stock, $0.01 par value; 200,000,000 and 100,000,000 shares authorized; 143,376,000 and 18,376,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively.	1,433,760	183,760
Additional paid-in capital	465,748	1,715,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,448,267)	(2,028,815)
Total stockholders’ deficit	(548,749)	(129,297)
Total Liabilities and Stockholders’ Deficit	$30,811	$18,503

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$(159,100)	$(108,155)	$(379,456)	$(266,014)
Other income (expense)	1	(371)	4	192

Net Loss	$(159,099)	$(108,526)	$(379,452)	$(265,822)

Net loss per share – basic and diluted	$(0.001)	$(0.006)	$(0.003)	$(0.015)

Weighted average common shares – basic and diluted	143,376,000	18,376,000	120,835,016	18,232,557

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the six months ended
	September 30,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(379,452)	$(265,822)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expense and other current assets	(331)	(21,004)
Other assets	-	4,992
Due to officer	148,483	37,740
Other payable and accrued liabilities	18,323	1,055
Net cash flow used in operating activities	(212,977)	(243,039)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	422,946
Capital distribution	(40,000)	-
Proceeds from officer loans	264,954	-
Net cash flow provided by financing activities	224,954	422,946

Net increase in cash	11,977	179,907

Cash, beginning of period	18,503	29,413

Cash, End of Period	$30,480	$209,320

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$-	$327,504
Expense payment by the primary shareholder	148,483	37,740

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2017	17,626,000	$176,260	$973,248	$10	(1,491,727)	(342,209)
Common stock issued for cash	422,946	4,229	418,717	-	-	422,946
Common stock issued to officer for debt repayment	327,054	3,271	323,783	-	-	327,054
Net loss	-	-	-	-	(157,296)	(157,296)
Balance as of June 30, 2017	18,376,000	$183,760	$1,715,748	$10	(1,649,023)	250,495
Net loss	-	-	-	-	(108,526)	(108,526)
Balance as of September 30, 2017	18,376,000	$183,760	$1,715,748	$10	(1,757,549)	141,969

Balance as of March 31, 2018	18,376,000	183,760	1,715,748	10	(2,028,815)	(129,297)
Common stock issued for service	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(220,353)	(220,353)
Balance as of June 30, 2018	143,376,000	1,433,760	465,748	10	(2,289,168)	(389,650)
Net loss	-	-	-	-	(159,099)	(159,099)
Balance as of September 30, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,448,267)	$(548,749)

See accompanying notes to condensed consolidated financial statements

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Organization and Basis of Presentation

The accompanying condensed consolidated unaudited interim financial statements of Luckwel Pharmaceuticals Inc. (the “Company”, “we” or “our” and formerly known as “Luckycom Pharmaceuticals Inc.” and “Luckycom Inc.”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto of the Company contained in the Company’s Form 10-K filed with the SEC on July 16, 2018.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): “Improvements to Nonemployee Share-Based Payment Accounting.” The amendment simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation—Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including any interim period, for reporting periods for which financial statements have not been issued, but no earlier than an entity’s adoption date of ASC Topic 606. The Company is currently evaluating the impact of adopting ASU 2018-07 on its condensed consolidated financial statements.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Note 2 – Going Concern

The Company has no source of revenues and need additional cash resources to maintain the operations. The Company has a working capital deficit of $548,749, has incurred losses since inception of $2,448,267, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

The Company has $30,480 in cash as of September 30, 2018 and believes that the expenses over the next 12 months from the issuance date of this report will be approximately $300,000. This estimate may change significantly depending on the nature of the future business activities and the ability to raise capital from shareholders or other sources.

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

If the Company does not have sufficient working capital to pay its operating costs for the next 12 months, it will require additional funds to pay its legal, accounting and other fees associated with our Company and its filing obligations under United States federal securities laws, as well as to pay its other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, it will focus on the following activities:

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

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $84,979 in cash and made $59,624 payment on behalf of the Company during the three months ended September 30, 2018. During the comparable period of 2017, Mr. Kingrich Lee made payments amounting to $19,322 payment on behalf of the Company. Mr. Kingrich Lee loaned an aggregate of $264,954 in cash and made payments aggregating $148,483 on behalf of the Company during the six months ended September 30, 2018. During the comparable period of 2017, he made aggregate payments of $37,740 on behalf of the Company.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $495,194 and $81,757 as of September 30, 2018 and March 31, 2018, respectively.

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

Note 4 – Capital Stock

As of September 30, 2018, the Company had 143,376,000 shares of common stock issued and outstanding. During the six months ended September 30, 2018, the Company issued in aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

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

Overview

As reflected in the accompanying financial statements, we have no source of revenue and need additional cash resources to maintain our operations. We have a working capital deficit of $548,749, have incurred losses since inception of $2,448,267, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

We have $30,480 in cash as of September 30, 2018. We believe that our expenses over the next 12 months from the issuance date of this report will be approximately $300,000. This estimate may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

Results of Operations

The Three Months and Six Months Ended September 30, 2018 and 2017

Operating Revenue

We recorded no consolidated revenue and consolidated gross loss for the three-month and six-month periods ended September 30, 2018 and the same for the corresponding periods in 2017 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $159,100 and $108,155 for the three months ended September 30, 2018 and 2017, respectively and $379,456 and $266,014 for the six months ended September 30, 2018 and 2017, respectively.

Our operating expenses for the three months ended September 30, 2018 consisted mainly of professional fees of $36,703, officer compensation of $91,713, travel expenses of $9,430, rent of $1,020, and office operations expenses of $20,234. Operating expenses increased significantly because we now provide education and housing allowances to Mr. Kingrich Lee, our Chief Executive Officer according to his current employment contract signed in November 2017.

Our operating expenses for the three months ended September 30, 2017 consisted mainly of professional fees of $38,094, officer compensation of $50,999, travel expenses of $5,665, rent of $8,280, and other operation expenses of $5,117.

Our operating expenses for the six months ended September 30, 2018 consisted mainly of professional fees of $101,414, officer compensation of $145,713, travel expenses of $32,698, rent of $1,468, office operations expenses of $97,661 and other operation expenses of $502.

Our operating expenses for the six months ended September 30, 2017 consisted mainly of professional fees of $126,271, officer compensation of $95,999, travel expenses of $14,683, rent of $18,196, and other operation expenses of $10,865.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $159,099 and $108,526 for the three months ended September 30, 2018 and 2017, respectively, and a net loss of $379,452 and $265,822 for the six months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $30,811 consisting of $30,480 in cash and $331 in prepaid expenses and other current assets. As of September 30, 2018, we had current liabilities in the amount of $579,560 consisting of other payable and accrued liabilities of $84,366, and $495,194 due to an officer.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(212,977)	$(243,039)
Net cash provided by financing activities	224,954	422,946
Net increase in cash	$11,977	$179,907

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

Despite having $30,480 in cash as of September 30, 2018, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

Our principal executive and principal financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckwel Pharmaceuticals Inc.

Date:	November 14, 2018

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

