Form 10-Q
period 2018-12-31
Luckwel Pharmaceuticals Inc.
filed 2019-02-14
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

The number of shares of common stock, par value $0.01 outstanding as of February 14, 2019 was 143,376,000.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Stated in US Dollars)

	December 31, 2018	March 31, 2018
	(unaudited)
Assets
Current Assets
Cash	$42,917	$18,503
Prepaid expense and other current assets	569	-
Total Assets	$43,486	$18,503

Liabilities and Stockholders’ Deficit
Current Liabilities
Other payable and accrued liabilities	$87,386	$66,043
Due to officer	767,659	81,757
Total Liabilities	855,045	147,800

Stockholders’ Deficit
Common stock, $0.01 par value; 200,000,000 and 100,000,000 shares authorized; 143,376,000 and 18,376,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively.	1,433,760	183,760
Additional paid-in capital	465,748	1,715,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,711,077)	(2,028,815)
Total stockholders’ deficit	(811,559)	(129,297)
Total Liabilities and Stockholders’ Deficit	$43,486	$18,503

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in US Dollars)

	For the three months ended		For the nine months ended
	December 31,		December 31,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$(262,811)	$(122,806)	$(642,267)	$(388,820)
Other income	1	95	5	287
Loss on disposal of a subsidiary	-	(4,123)	-	(4,123)

Net Loss	$(262,810)	$(126,834)	$(642,262)	$(392,656)

Net loss per share – basic and diluted	$(0.002)	$(0.007)	$(0.005)	$(0.021)

Weighted average common shares – basic and diluted	143,376,000	18,376,000	128,376,000	18,280,545

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in US Dollars)

	For the nine months ended
	December 31,
	2018	2017
	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net loss	$(642,262)	$(392,656)
Adjustment to reconcile net loss to net cash used in operating activities:
Disposal loss from a subsidiary	-	4,123
Prepaid expense and other current assets	(569)	(1,224)
Other assets	-	4,944
Due to officer	281,019	62,105
Other payable and accrued liabilities	21,343	187
Net cash flow used in operating activities	(340,469)	(322,521)

Cash Flows from Investing Activities	-	-
Proceeds from disposal of a subsidiary, net of cash balance at disposed entity	-	5
Net cash flow provided by investing activities	-	5

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	422,946
Capital distribution	(40,000)	-
Proceeds from officer loans	404,883	-
Net cash flow provided by financing activities	364,883	422,946

Net increase in cash	24,414	100,430

Cash, beginning of period	18,503	29,413

Cash, End of Period	$42,917	$129,843

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$-	$327,504
Expense payment by the primary shareholder	281,019	62,105

See accompanying notes to condensed consolidated financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars)

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2017	17,626,000	$176,260	$973,248	$10	(1,491,727)	(342,209)
Common stock issued for cash	422,946	4,229	418,717	-	-	422,946
Common stock issued to officer for debt repayment	327,054	3,271	323,783	-	-	327,054
Net loss	-	-	-	-	(157,296)	(157,296)
Balance as of June 30, 2017	18,376,000	$183,760	$1,715,748	$10	(1,649,023)	250,495
Net loss	-	-	-	-	(108,526)	(108,526)
Balance as of September 30, 2017	18,376,000	$183,760	$1,715,748	$10	(1,757,549)	141,969
Net loss	-	-	-	-	(126,834)	(126,834)
Balance as of December 31, 2017	18,376,000	$183,760	$1,715,748	$10	(1,884,383)	15,135

Balance as of March 31, 2018	18,376,000	183,760	1,715,748	10	(2,028,815)	(129,297)
Common stock issued for service	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(220,353)	(220,353)
Balance as of June 30, 2018	143,376,000	1,433,760	465,748	10	(2,289,168)	(389,650)
Net loss	-	-	-	-	(159,099)	(159,099)
Balance as of September 30, 2018	143,376,000	1,433,760	465,748	10	(2,448,267)	(548,749)
Net loss	-	-	-	-	(262,810)	(262,810)
Balance as of December 31, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,711,077)	$(811,559)

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update also require certain disclosures about stranded tax effects. Public business entities should apply the amendments in ASU 2018-02 for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The Company determines there is no material impact of adopting ASU 2018-02 on its condensed consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Tax (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This update adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Tax Act was signed into law. The Company determines there is no material impact of adopting ASU 2018-05 on its condensed consolidated financial statements.

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

Note 2 – Going Concern

The Company has no source of revenues and need additional cash resources to maintain the operations. The Company has $42,917 in cash and a working capital deficit of $811,559, has incurred losses since inception of $2,711,077, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its controlling shareholder to provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

If the Company does not have sufficient working capital to pay its operating costs for the next 12 months, it will require additional funds to pay its legal, accounting and other fees associated with our Company and its filing obligations under United States federal securities laws, as well as to pay its other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, it will focus on the following activities:

1.	Establish a management team to work on establishing pharmaceutical operations in Chicago, focusing on generic non-steroidal anti-inflammatory medicines, hypertension and cholesterol drugs.
2.	Apply for US ANDA/NDA for the above mentioned drugs
3.	Intellectual property registration work.

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

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $139,929 in cash and made $132,536 payment on behalf of the Company during the three months ended December 31, 2018. During the comparable period of 2017, Mr. Kingrich Lee made payments amounting to $24,365 on behalf of the Company. Mr. Kingrich Lee loaned an aggregate of $404,883 in cash and made payments aggregating $281,019 on behalf of the Company during the nine months ended December 31, 2018. During the comparable period of 2017, he made aggregate payments of $62,105 on behalf of the Company.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $767,659 and $81,757 as of December 31, 2018 and March 31, 2018, respectively.

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

Note 4 – Capital Stock

As of December 31, 2018, the Company had 143,376,000 shares of common stock issued and outstanding. During the nine months ended December 31, 2018, the Company issued in aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

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

Overview

As reflected in the accompanying financial statements, we have no source of revenue and need additional cash resources to maintain our operations. We have $42,917 in cash and a working capital deficit of $811,559, have incurred losses since inception of $2,711,077, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

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

If we do not have sufficient working capital to pay our operating costs for the next 12 months, we will require additional funds to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business. Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team to work on establishing pharmaceutical operations in Chicago, focusing on generic non-steroidal anti-inflammatory medicines, hypertension and cholesterol drugs.
2.	Apply for US ANDA/NDA for the above mentioned drugs.
3.	Intellectual property registration work.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities.

Results of Operations

The Three Months and Nine Months Ended December 31, 2018 and 2017

Operating Revenue

We recorded no consolidated revenue and consolidated net loss for the three-month and nine-month periods ended December 31, 2018 and the same for the corresponding periods in 2017 as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $262,811 and $122,806 for the three months ended December 31, 2018 and 2017, respectively, and $642,267 and $388,820 for the nine months ended December 31, 2018 and 2017, respectively.

Our operating expenses for the three months ended December 31, 2018 consisted mainly of professional fees of $108,320, officer compensation of $60,488, travel and entertainment expenses of $47,805, rent of $959, and office operation expenses of $45,240. Operating expenses increased significantly due to increased travel and business development activities. Besides, we also hired consultants about business management which led to the increase of operating expenses.

Our operating expenses for the three months ended December 31, 2017 consisted mainly of professional fees of $48,906, officer compensation of $59,624, travel and entertainment expenses of $8,213, rent of $3,481, and other operation expenses of $2,582.

Our operating expenses for the nine months ended December 31, 2018 consisted mainly of professional fees of $209,735, officer compensation of $206,201, travel and entertainment expenses of $80,502, rent of $2,426, office operations expenses of $142,900, and other operation expenses of $503. Operating expenses increased due to increased travel and businesses development activities. In addition, we have been providing education and housing allowances to Mr. Kingrich Lee, our Chief Executive Officer according to his employment contract since November 2017, which also increased our operating expense.

Our operating expenses for the nine months ended December 31, 2017 consisted mainly of professional fees of $175,177, officer compensation of $155,623, travel expenses of $22,896, rent of $21,677, and other operation expenses of $13,447.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $262,810 and $126,834 for the three months ended December 31, 2018 and 2017, respectively, and a net loss of $642,262 and $392,656 for the nine months ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $43,486 consisting of $42,917 in cash and $569 in prepaid expenses and other current assets. As of December 31, 2018, we had current liabilities in the amount of $855,045, consisting of other payable and accrued liabilities of $87,386, and $767,659 due to an officer.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended
	December 31,
	2018	2017
Net cash used in operating activities	$(340,469)	$(322,521)
Net cash flow provided by investing activities	-	5
Net cash provided by financing activities	364,883	422,946
Net increase in cash	$24,414	$100,430

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

Despite having $42,917 in cash as of December 31, 2018, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal controls over financial reporting were not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckwel Pharmaceuticals Inc.

Date:	February 14, 2019

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

