Form 10-K
period 2019-03-31
Luckwel Pharmaceuticals Inc.
filed 2019-07-02
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

303 Wyman St Suite 300, Waltham, MA 02451

(Address of principal executive offices and Zip Code)

(781) 728 0007

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act: Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [  ] Yes [X] No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48,959,552 based upon the last sales price of the common stock of $4.00 per share on September 28, 2018 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares of common stock, par value $0.01 outstanding as of July 1, 2019 is 143,376,000.

PART I

Item 1. Business

Business of Company

We were incorporated on January 2, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 303 Wyman St Suite 300, Waltham, MA 02451. Our telephone number is 781-728-0007. Our fiscal year end is March 31.

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

We are presently still a shell company and have not begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

We currently do not have any arrangements in place to complete any financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable.

Our priority, should we receive such additional funds, is to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team by December 2019 to work on establishing pharmaceutical operations in Waltham/Boston, focusing on hypertension candidate drug (KL-008) and rheumatoid arthritis candidate drug (KL-009);

2.	Start intellectual property registration work by December 2019.

3.	Penetrate the generic drugs market in Asia.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and we may have to push back the dates of such activities.

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

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 303 Wyman St Suite 300, Waltham, MA 02451.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock used to be quoted under the symbol “LCOM” on the OTC Pink operated by OTC Markets Group, Inc. On April 11, 2018, our name was changed to Luckwel Pharmaceuticals Inc. and in connection with the most recent name change, on April 13, 2018, our common stock began trading on the OTC Pink under its new ticker symbol “LWEL”.

There has been very little trade in our shares of common stock in fiscal 2018 and 2019. The table below presents the high and low bid for our common stock for each quarter from April 1, 2018 through March 31, 2019. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended March 31, 2018	High	Low
1st Quarter	$2.00	$2.00
2nd Quarter	$1.85	$1.80
3rd Quarter	$1.96	$1.56
4th Quarter	$3.50	$1.90

Year ended March 31, 2019	High	Low
1st Quarter	$4.00	$3.50
2nd Quarter	$5.00	$3.26
3rd Quarter	$—	$—
4th Quarter	$—	$—

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

Holders of Our Common Stock

As of July 1, 2019, we had 143,376,000 shares of our common stock issued and outstanding, held by 41 shareholders of record.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Stock Option and Warrants

None.

Repurchase of Equity Securities by Luckwel Pharmaceuticals, Inc. and Affiliated Purchasers

None.

Stock Transfer Agent

Our stock transfer agent is VStock Transfer, LLC, whose address is 18 Lafayette Place, Woodmere, New York 11598 (Telephone number: (212) 828-8436).

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

As reflected in the accompanying financial statements, we have no source of revenue and need additional cash resources to maintain our operations. We have $25,754 in cash and a working capital deficit of $791,823, have incurred losses since inception of $2,691,341, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

We are presently still a shell company and have not begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

We currently do not have any arrangements in place to complete any financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable.

Our priority, should we receive such additional funds, is to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of business.

Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team by December 2019 to work on establishing pharmaceutical operations in Waltham/Boston, focusing on hypertension candidate drug (KL-008) and rheumatoid arthritis candidate drug (KL-009);

2.	Start intellectual property registration work by December 2019.

3.	Penetrate the generic drugs market in Asia.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities.

Results of Operations for the Years Ended March 31, 2019 and March 31, 2018

Operating Revenue

We recorded no revenue for the years ended March 31, 2019 and March 31, 2018, as we are a shell company without any operations to generate revenue. We do not anticipate receiving further revenue for so long as we have no operations.

Operating Expenses

We had operating expenses of $622,531 and $533,260 for the years ended March 31, 2019 and 2018, respectively.

Our operating expenses for the year ended March 31, 2019 consisted mainly of officer compensation of $267,277, professional fees of $247,282, office operating expenses of $19,421, travel expenses of $85,263 and rent of $3,288.

Our operating expenses for the year ended March 31, 2018 consisted mainly of officer compensation of $224,794, professional fees of $230,648, office operating expenses of $17,943, travel expenses of $39,004 and rent of $20,871.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Other Income (Expenses)

We had other income of $5 and $295 for the years ended March 31, 2019 and 2018, respectively.

Net Loss

We incurred a net loss of $622,526 for the year ended March 31, 2019, as compared with a net loss of $537,088 for the year ended March 31, 2018.

Capital Resources and Liquidity

As of March 31, 2019, we had $27,270 in current assets, consisting of $25,754 in cash and $1,516 in prepaid expense, and current liabilities in the amount of $819,093, consisting of other payable and accrued liabilities of $67,843, and $751,250 due to an officer. We had a working capital deficit of $791,823 as of March 31, 2019.

The table below sets forth selected cash flow data for the periods presented:

	For The Years Ended
	March 31
	2019	2018
Net cash used in operating activities	$(622,242)	$(515,618)
Net cash provided by investing activities	-	5
Net cash provided by financing activities	629,493	504,703
Net decrease in cash	$7,251	$(10,910)

Our negative operating cash flows were mainly a result of operating expenses (See also Result of Operations).

Our positive financing cash flows were a result of proceeds from officer loans.

On November 1, 2017, the Company entered into an employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides an annual compensation of $180,000, and other benefits, including housing and education allowances. On November 1, 2018, the Company renewed the employment agreement with Mr. Kingrich Lee for another one-year term. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Kingrich Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

Despite having $25,754 in cash as of March 31, 2019, we have insufficient cash to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete listing of these policies is included in Note 1 of the notes to our financial statements for year ended March 31, 2019. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The Company was in process of tax filings for the 2018 fiscal year up until the issuance of this report.

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

Going Concern

We have no source of revenues and need additional cash resources to maintain the operations. We have $25,754 in cash and a working capital deficit of $791,823, have incurred losses since inception of $2,691,341, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing.

We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

We currently do not have any arrangements in place to complete any financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable.

Our priority, should we receive such additional funds is to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team by December 2019 to work on establishing pharmaceutical operations in Waltham/Boston, focusing on hypertension candidate drug (KL-008) and rheumatoid arthritis candidate drug (KL-009).

2.	Start intellectual property registration work by December 2019.

3.	Penetrate the generic drugs market in Asia.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and the Company may have to push back the dates of such activities.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about the Company’s ability to continue as a going concern within the next twelve months from the issuance date of the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of the Company’s common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm – Marcum LLP
F-2	Report of Independent Registered Public Accounting Firm – Marcum Berstein Pinchuk LLP
F-3	Balance Sheet as of March 31, 2019 and 2018
F-4	Statement of Operations for the Years Ended March 31, 2019 and 2018
F-5	Statement of Changes in Stockholders’ Deficit for the Years Ended March 31, 2019 and 2018
F-6	Statement of Cash Flows for the Years Ended March 31, 2019 and 2018
F-7	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luckwel Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Luckwel Pharmaceuticals Inc. (the “Company”) as of March 31, 2019, the related statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp
Marcum llp

We have served as the Company’s auditor since 2019.

Marcum Bernstein & Pinchuk served as the Company’s auditor from 2017 to 2019

Boston, Massachusetts

July 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luckwel Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Luckwel Pharmaceuticals Inc. (the “Company”) as of March 31, 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum Bernstein &Pinchuk llp

Marcum Bernstein &Pinchuk llp

We have served as the Company’s auditor from 2017 to 2019

New York, New York

July 13, 2018

NEW YORK OFFICE • 7 Penn Plaza • Suite 830 • New York, New York • 10001

Phone 646.442.4845 • Fax 646.349.5200 • www.marcumbp.com

LUCKWEL PHARMACEUTICALS INC.

BALANCE SHEET

(Stated in US Dollars except share amounts)

	March 31, 2019	March 31, 2018
Assets
Current Assets
Cash	$25,754	$18,503
Prepaid expense and other current assets	1,516	-
Total Assets	27,270	18,503

Liabilities
Current Liabilities:
Other payable and accrued liabilities	$67,843	$66,043
Due to officer	751,250	81,757
Total Liabilities	819,093	147,800

Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 and 100,000,000 shares authorized; 143,376,000 and 18,376,000 shares issued and outstanding as of March 31, 2019 and 2018, respectively.	1,433,760	183,760
Additional paid in capital	465,748	1,715,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,691,341)	(2,028,815)
Total stockholders’ deficit	(791,823)	(129,297)
Total Liabilities and Stockholders’ Deficit	$27,270	$18,503

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENT OF OPERATIONS

(Stated in US Dollars except share and per share amounts)

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018
General and administrative expenses	$(622,531)	$(533,260)
Other Income	5	295
Loss on disposal of a subsidiary	-	(4,123)

Net Loss	$(622,526)	$(537,088)

Net loss per share – basic and diluted	$(0.005)	$(0.029)

Weighted average common shares – basic and diluted	132,074,630	18,304,082

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Stated in US Dollars except share amounts)

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2017	17,626,000	$176,260	$973,248	$10	(1,491,727)	(342,209)
Common stock issued for cash	422,946	4,229	418,717	-	-	422,946
Common stock issued to officer for debt repayment	327,054	3,271	323,783	-	-	327,054
Net loss	-	-	-	-	(537,088)	(537,088)
Balance as of March 31, 2018	18,376,000	$183,760	$1,715,748	$10	$(2,028,815)	$(129,297)
Common stock issued for service	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(622,526)	(622,526)
Balance as of March 31, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,691,341)	$(791,823)

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENT OF CASH FLOWS

(Stated in US Dollars)

	For the Years Ended
	March 31
	2019	2018
Cash Flows from Operating Activities
Net loss	$(622,526)	$(537,088)
Adjustment to reconcile net loss to net cash used in operating activities:
Disposal loss from a subsidiary	-	4,123
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(1,516)	13,901
Other assets	-	4,944
Other payable and accrued liabilities	1,800	(1,498)
Net cash flow used in operating activities	(622,242)	(515,618)

Cash Flows from Investing Activities
Proceeds from disposal of a subsidiary, net of cash balance at disposed entity	-	5
Net cash flow provided by investing activities	-	5

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	422,946
Proceeds from officer loans	669,493	81,757
Capital distribution	(40,000)	-
Net cash flow provided by financing activities	629,493	504,703

Net decrease in cash	7,251	(10,910)

Cash, beginning of period	18,503	29,413

Cash, End of period	$25,754	$18,503

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities
Shares issued to officer for debt repayment	$-	$327,054

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Principles of Consolidation

These financial statements include the accounts of Luckwel Pharmaceuticals Inc., and its formerly-owned subsidiary Luckycom Limited. All intercompany balances and transactions have been eliminated in consolidation. On December 13, 2017, the Company disposed Luckycom Limited (See Note 6).

Cash

Cash include all cash in bank with no restrictions. The Company had $25,754 and $18,503 of cash as of March 31, 2019 and 2018, respectively.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. The Company has filed tax return for the 2017 fiscal year and was in process of tax filings for the 2018 fiscal year up until the issuance of this report.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Tax years from 2013 forward remain open to examination by the U.S. federal tax authority due to the carryover of net operating losses or tax credits. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed at less than the proper amount. The statute of limitation is extended to 10 years if the underpayment of taxes is due to fraud or willful evasion. There were no uncertain tax positions as of March 31, 2019 and 2018 and the Company does not believe that its unrecognized tax benefits will change over the next twelve months.

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

Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of March 31, 2019 and 2018, respectively.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

Note 1 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

Note 2 – Going Concern

We have no source of revenues and need additional cash resources to maintain the operations. We have $25,754 in cash and a working capital deficit of $791,823, have incurred losses since inception of $2,691,341, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

We currently do not have any arrangements in place to complete any financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable.

Our priority, should we receive such additional funds is to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay its other accounts payable generated in the ordinary course of our business.

The financial statements have been prepared on a going concern basis which assumes we will be able to realize its assets and discharge our liabilities in the normal course of business for the foreseeable future. We have incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about our ability to continue as a going concern within the next twelve months from the issuance date of the financial statements. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining financing necessary to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of our common stock.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

Note 3 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $669,493 in cash during the year ended March 31, 2019. During the comparable year of 2018, Mr. Kingrich Lee loaned an aggregate of $81,757.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $751,250 and $81,757 as of March 31, 2019 and March 31, 2018, respectively.

The amounts are unsecured, non-interest bearing and due on demand.

On May 3, 2018, the Company entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd), an entity under common control of Mr. Kingrich Lee to purchase from the Seller the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured (the “Transaction”). Pursuant to the terms of the Agreement, the Company would pay the Seller on closing (i) $40,000 and (ii) issue an aggregate 125,000,000 restricted shares of its common stock, par value $0.01. The Transaction closed on May 3, 2018. The Company recorded the carrying value of the intellectual property as nil in the Seller’s record, $40,000 as capital distribution to the Seller and recorded the par value of the common stock as additional paid-in capital, which was due to the Transaction being regarded as an equity transaction because both parties were under common control.

On December 13, 2017, Mr. Kingrich Lee, on behalf of the Company, sold to Ms. Lijian Li, his sister, 10,000 shares representing 100% equity interest, the Company’s wholly-owned Hong Kong subsidiary, Luckycom Limited at a purchase price of HKD 1 (approximately $0.13) per share aggregating to HKD 10,000 (approximately $1,281). The disposal loss recorded from the sale was $4,123.

On November 1, 2017, the Company entered into an employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides an annual compensation of $180,000, and other benefits, including housing and education allowances. On November 1, 2018, the Company renewed the employment agreement with Mr. Kingrich Lee for another one-year term. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Kingrich Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

Note 4 – Capital Stock

As of March 31, 2019, the Company had 143,376,000 shares of common stock issued and outstanding. During the year ended March 31, 2019, the Company issued in aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

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

The Internal Revenue Code 15 requires that if the taxable year includes the effective date of any rate changes (unless the effective date is the first day of the taxable year), taxes should be calculated by applying a blended rate to the year’s taxable income. To compute the blended rate, a company calculates the weighted average tax rate based on the ratio of days in the fiscal year prior to and after the effective date. Below is the calculation of blended rate for the year ended March 31, 2018:

Period	Days	Proportion	Tax Rate	Proportional Rate
April 1 – December, 2017	275	75.34%	34%	25.62%
January 1 – March 31, 2018	90	24.66%	21%	5.18%
Estimated Annual Effective Rate				30.8%

At March 31, 2019, the Company had US net operating loss carryforwards of approximately $1,471,898 that may be offset against future taxable income. Of the $1,471,898, $312,284 will begin to expire in 2033. The net losses of $622,526 from the year ended March 31, 2019 and $537,088 from the year ended March 31, 2018 do not have an expiration date. The Company maintains a full valuation allowance on its net deferred tax asset. The net valuation allowance increased by $126,963 and decreased by $298,510 during the years ended March 31, 2019 and 2018, respectively.

The approximate cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax asset amount is as follows as of March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$309,099	$182,135
Less: valuation allowance	(309,099)	(182,135)
Net deferred tax assets	$-	$-

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

(Stated in US Dollars)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended March 31, 2019 and 2018 were as follows:

	For the years ended March 31,
	2019	2018
Loss before tax	$(622,526)	$(537,088)

Income tax benefit at U.S. statutory rates	(130,730)	(165,423)
Impact of different tax rates in other jurisdictions	-	23,596
Other non-deductible expenses	3,767	1,614
True up related to prior year’s NOL	-	210,318
Reduction of NOL due to the disposal of a subsidiary	-	127,394
Re-measurement of deferred income tax (a)	-	101,011
Change in valuation allowance	126,963	(298,510)
Provision for income taxes	$-	$-

(a)	As a result of the 2017 Tax Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. The blended tax rate for the year ended March 31, 2018 calculated above is 30.8%.

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

Note 7 – Subsequent Events

The Company has evaluated subsequent events through July 1, 2019, the date of issuance of the financial statements, and no subsequent events were identified that would have required adjustment or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who is also Chief Financial Officer.

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

Because of these multiple roles assumed by our Chief Executive Officer and who is also our Chief Financial Officer, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended March 31, 2019.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name	Age	Principal Positions With Us
Kingrich Lee	44	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director

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

Director Independence

Except as reported above, our sole officer and director, Mr. Kingrich Lee, does not hold any directorships in other reporting companies and does not qualify as an “independent director” under the Rules of NASDAQ, Marketplace Rule 4200(a)(15).

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Luckwel Pharmaceuticals Inc. in the fiscal years ended March 31, 2019 and March 31, 2018 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kingrich Lee (1)	2018	224,794	—	—	—	—	—	224,794
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director	2019	267,277	—	—	—	—	—	267,277

Narrative Disclosure to the Summary Compensation Table

Mr. Kingrich Lee has served as our President, Chief Executive Officer, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. On October 2, 2015, we entered into a one-year employment agreement with Mr. Kingrich Lee to serve as our Chief Executive Officer. For his services, we agreed to him pay an annual salary of $180,000. On August 3, 2015, we agreed to convert $350,000 debt owed to Mr. Kingrich Lee, into 3,500,000 shares of our common stock. We have fair valued these shares at $420,000 and recognized the $70,000 as the stock based compensation to Mr. Kingrich Lee. On November 1, 2017, we entered into a one-year employment agreement with Mr. Kingrich Lee to continue serving as our Chief Executive Officer. For his services, we agreed to pay him an annual salary of $180,000. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. On November 1, 2018, we entered into another new one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer through October 31, 2019. His salary and benefits remain unchanged.

Employment Agreements

On November 1, 2018, we entered into another new one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer through October 31, 2019. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2019.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of July 1, 2019, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned[6]	Percentage Beneficially Owned[7]
Kingrich Lee1 2 Level 19, Two International Finance Center, Central, Hong Kong	5,981,112	4.17%
All directors and officers as a group (1 person)	5,981,112	4.17%

Owners of more than 5% of Shares of Common Stock
Morgold Limited No. A18 Shen Rong Hao Ting Villa, Pan Gu Road, Qi Xing Yan Resort Zhaoqing City Guangdong Province 526040 The People’s Republic of China	25,000,000	17.44%

Lijian Li1 3 Rm B7-2C, Xin Hi Yuan New World Garden No. 2 Cai Yun Road, Zhaoqing, Guangdong, 526040 The People’s Republic of China	25,145,000	17.54%

Goldvito Limited RM B7-2C. Xin Hu Yuan New World Garden No. 2 Cai Yun Road, Zhaoqing, Guangdong 526040 The People’s Republic of China	25,000,000	17.44%

Yongjian Li1 4 No. A18 Villa Shen Rong Hao Tong Pan Gu Road, Qi Xing Yan Resort, Zhaoqing Guangdong, The People’s Republic of China	25,085,000	17.50%

Kingrich Holdings Limited1 2 5 Level 19, Two International Finance Center, Central, Hong Kong	75,000,000	52.31%

Chunyi Queenish Lee1 5 Flat L, 11F, Tower II, Eltanin Square Mile, 11 Li Tak Street Tai Kok Tsui, Kowloon, Hong Kong	74,925,000	52.26%

(1)	On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd) to purchase from Luckwel Asia the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured. Luckwel Asia is a British Virgin Islands corporation whose shareholders comprise Kingrich Holdings Limited, a Cayman Islands corporation (60%), Goldvito Ltd, Seychelles corporation (20%) and Morgold Ltd, a Seychelles corporation (20%). Mr. Kingrich Lee, our Chief Executive Officer, owns one share and his wife, Chunyi Queenish Lee owns 999 shares in Kingrich Holdings Limited and his two sisters, Lijian Li and Yongjian Li are each the sole shareholder of each of Goldvito Ltd and Morgold Ltd, respectively. Pursuant to the Agreement, we paid US$40,000 and issued an aggregate 125,000,000 newly issued restricted shares of our common stock as consideration to Luckwel Asia. On June 12, 2018, the board of Luckwel Asia Limited consented to a dividend in specie of the 125,000,000 fully paid and non-assessable shares of our common stock to the shareholders of Luckwel Asia Limited. – 25,000,000 shares to Morgold Ltd, 25,000,000 shares to Goldvito Ltd, and 75,000,000 shares to Kingrich Holdings Limited.

(2)	Mr. Kingrich Lee owns 5,906,112 shares of common stock directly and beneficially owns 750,000 shares of common stock indirectly through his 0.1% ownership in Kingrich Holdings Limited. Accordingly, 0.1% of Kingrich Holding Limited’s total shareholdings in the Company is attributed to Mr. Lee. Ownership of shares of our common stock by Mr. Lee does not include ownership of shares of our common stock by his wife, Ms.Chunyi Queenish Lee.

(3)	Ms. Lijian Li owns 145,000 shares of common stock and 25,000,000 shares of common stock indirectly through Goldvito Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Goldvito Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.

(4)	Ms. Yongjian Li owns 85,000 shares of common stock and 25,000,000 shares of common stock indirectly through Morgold Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Morgold Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.

(5)	Ms. Chunyi Queenish Lee beneficially owns 74,925,000 shares of common stock indirectly through her 99.9% ownership in Kingrich Holdings Limited. Accordingly, 99.9% of Kingrich Holdings Limited’s total shareholdings in the Company is attributed to Ms. Lee. Ownership of shares of our common stock by Ms. Lee does not include ownership of shares of our common stock by Mr. Kingrich Lee.

(6)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on July 1, 2019, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock, 143,376,000, outstanding on July 1, 2019, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(7)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 143,376,000 voting shares as of July 1, 2019.

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

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $669,493 in cash during the year ended March 31, 2019. During the comparable year of 2018, Mr. Kingrich Lee loaned an aggregate of $81,757.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $751,250 and $81,757 as of March 31, 2019 and March 31, 2018, respectively.

The amounts were unsecured, non-interest bearing and due on demand.

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

Item 14. Principal Accounting Fees and Services

On June 10, 2019, Marcum LLP (“Marcum”) was appointed as the new independent registered public accounting firm for the Company. The decision to appoint Marcum was approved by the Company’s Board of Directors. Marcum LLP and Marcum Berstein Pinchuk LLP (“MBP”) are affiliated firms operating under a common system of internal controls which would include consultation regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event. The Company did not consult with Marcum regarding any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of MBP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Simultaneously with the appointment of Marcum, on June 10, 2019, MBP was terminated as our independent registered public accounting firm.

The following is a summary of the fees billed to us by MBP, for professional services rendered for the fiscal years ended March 31, 2019 and March 31, 2018, respectively:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit Fees and Audit Related Fees	$51,575	$60,650
Tax Fees	-	-
All Other Fees	-	-
Total	$51,575	$60,650

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Amended and Restated By-laws (6)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
10.11	Employment Agreement between Kingrich Lee and Luckycom Limited (7)
10.12	Sold Note dated December 13, 2017 (8)
10.13	Instrument of Transfer dated December 13, 2017 (8)
10.14	Intellectual Property Sale and Purchase Agreement dated May 3, 2018 (9)
10.15	Employment Agreement between Kingrich Lee and Luckwel Pharmaceuticals Inc.*
10.16	Servcorp Virtual Office Service Agreement (10)
21.1	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013.
(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018.
(7)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on June 27, 2017.
(8)	Incorporated by reference to Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed on December 18, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2018.
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2018.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckwel Pharmaceuticals Inc.

Dated: July 1, 2019	By:	/s/ Kingrich Lee
	Name:	Kingrich Lee
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kingrich Lee	Chief Executive Officer and Director	July 1, 2019
Kingrich Lee	(Principal Executive Officer)

/s/ Kingrich Lee	Chief Financial Officer	July 1, 2019
Kingrich Lee	(Principal Financial and Accounting Officer)

