Form 10-Q
period 2019-06-30
Luckwel Pharmaceuticals Inc.
filed 2019-08-14
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-187874

LUCKWEL PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

303 Wyman Street Suite 300, Waltham, MA 02451

(Address of principal executive offices) (Zip Code)

(781) 728 0007

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

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

The number of shares of common stock, par value $0.01 outstanding as of August 14, 2019 as 143,376,000.

 LUCKWEL PHARMACEUTICALS INC.

Form 10-Q

Three Months Ended June 30, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

LUCKWEL PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$72,394	$25,754
Prepaid expense and other current assets	13,133	1,516
Total Assets	$85,527	$27,270

Liabilities
Current Liabilities:
Accrued liabilities	$111,944	$67,843
Due to officer	905,920	751,250
Total Liabilities	1,017,864	819,093

Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 143,376,000 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively.	1,433,760	1,433,760
Additional paid in capital	465,748	465,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,831,855)	(2,691,341)
Total stockholders’ deficit	(932,337)	(791,823)
Total Liabilities and Stockholders’ Deficit	$85,527	$27,270

The accompanying notes are an integral part of these condensed financial statements.

3

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2019	2018

General and administrative expenses	$(140,515)	$(220,356)
Other income	1	3

Net loss	$(140,514)	$(220,353)

Net loss per share – basic and diluted	$(0.001)	$(0.002)

Weighted average common shares outstanding–basic and diluted	143,376,000	98,046,330

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,691,341)	$(791,823)
Net loss	-	-	-	-	(140,514)	(140,514)
Balance as of June 30, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,831,855)	$(932,337)

Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit

Balance as of April 1, 2018	18,376,0000	$183,760	$1,715,748	$10	$(2,028,815)	$(129,297)
Common stock issued for services	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(220,353)	(220,353)
Balance as of June 30, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,289,168)	$(389,650)

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(140,514)	$(220,353)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense and other current assets	(11,617)	-
Accrued liabilities	44,101	7,468
Net cash used in operating activities	(108,030)	(212,885)

Cash Flows from Financing Activities
Proceeds from officer loans	154,670	268,834
Capital distribution	-	(40,000)
Net cash provided by financing activities	154,670	228,834

Net increase in cash	46,640	15,949

Cash, beginning of period	25,754	18,503

Cash, End of period	$72,394	$34,452

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Description of Business

Luckwel Pharmaceuticals Inc. (“Luckwel” or the “Company”) plans to acquire, develop, manufacture and market pharmaceutical medication.

Luckycom Limited, a wholly-owned subsidiary of the Company, was incorporated in Hong Kong as Goldsans Capital (Hong Kong) Limited (“Goldsans”) on November 8, 2011. Goldsans name was changed to Wudor Capital Hong Kong Limited on May 22, 2012 and subsequently to Luckycom Limited on June 28, 2013.

On April 11, 2018, Luckwel filed a Certificate of Amendment to the Articles of Incorporation to change its name from Luckycom Pharmaceuticals Inc. to Luckwel and to increase the number of its authorized shares of common stock to 200,000,000 with an effective date of April 13, 2018. The Company then amended and restated its by-laws to reflect the new corporate name.

The Company’s corporate office is located in Waltham, Massachusetts and is incorporated in the State of Nevada.

As used in this Quarterly Report on Form 10-Q (“Quarterly Report”), unless otherwise indicated, all references herein to “Luckwel,” the “Company,” “we” or “us” refer to Luckwel Pharmaceuticals Inc.

Note 2 - Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year. The condensed financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on July 2, 2019.

These condensed financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. This assumption is presently uncertain and contingent upon the Company’s ability to raise additional working capital. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and are presented in US dollars (“USD”).

Cash

Cash includes all cash in bank with no restrictions. The Company had $72,394 and $25,754 of cash as of June 30, 2019 and March 31, 2019, respectively.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s financial instruments consist of cash, accrued liabilities and due to officer. The carrying amount of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended June 30, 2019 and June 30, 2018, respectively.

Income Taxes

During the three months ended June 30, 2019 and 2018, there was no provision for income taxes as the Company incurred losses during both periods. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Tax years from 2013 forward remain open to examination by the U.S. federal tax authority due to the carryover of net operating losses or tax credits. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed at less than the proper amount. The statute of limitation is extended to 10 years if the underpayment of taxes is due to fraud or willful evasion. There were no uncertain tax positions as of June 30, 2019 and March 31, 2019.

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

Basic and Diluted Net Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of June 30, 2019 and March 31, 2019, respectively.

Recent Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Going Concern

The Company does not have any sources of revenues and needs additional cash resources to maintain its operations. At June 30, 2019, we have $72,394 in cash and a net working capital deficit of $932,337, have incurred losses since inception of $2,831,855, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Related Party Transactions

The Company’s sole officer and director, and also a shareholder, Mr. Kingrich Lee, loaned an aggregate of $154,670 in cash to the Company during the three months ended June 30, 2019.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $905,920 and $751,250 as of June 30, 2019 and March 31, 2019, respectively, from the Company.

The amounts are unsecured, non-interest bearing and are due on demand.

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

Note 5 – Capital Stock

As of June 30, 2019 and 2018, the Company had 143,376,000 shares of common stock issued and outstanding. During the three months ended June 30, 2018, the Company issued an aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

Note 6 – Subsequent Events

The Company has evaluated subsequent events subsequent to the balance sheet date through the date of this filing and determined that there were no such events requiring recognition or disclosure in the financial statements.

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

Overview

We are presently still a shell company and have not begun operations. As reflected in the accompanying condensed financial statements we have no sources of revenue and need additional cash resources to maintain our operations. At June 30, 2019, we have $72,394 in cash and a net working capital deficit of $932,337, have incurred losses since inception of $2,831,855, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

Once these costs are accounted for, we will focus on the following activities:

1.

Establish a management team by December 2019 to work on establishing pharmaceutical operations in Boston focusing on

LWEL-1807(previously referred to as “KL-007”, a pipeline drug for malarial disease.

LWEL-1808 (previously referred to as “KL-008”), a pipeline drug for the treatment of gastrointestinal stromal tumor(GIST).

LWEL-1809 (previously referred to as “KL-009”) for treating rheumatoid arthritis candidate drug.

2.	Start intellectual property registration work by December 2019.

3.	Launch generic oncological and rheumatic arthritis drugs with operations in Houston & Hong Kong.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Operating Revenue

We recorded no revenue for the three months ended June 30, 2019 and June 30, 2018, as we are a shell company without any operations to generate revenue.

Operating Expenses

We had operating expenses of $140,515 and $220,356 for the three months ended June 30, 2019 and 2018, respectively.

Our operating expenses for the three months ended June 30, 2019 consisted mainly of professional fees of $52,883, officer compensation of $66,889 and travel expenses of $13,600. Operating expenses decreased significantly from the comparable prior period is because we attended fewer conferences and meetings and spent less on office expenses.

Our operating expenses for the three months ended June 30, 2018 consisted mainly of professional fees of $64,712, officer compensation of $54,000, travel expenses of $23,268, and office expenses of $77,429.

We anticipate our operating expenses will increase significantly as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $140,514 and $220,353 for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had $85,527 in current assets, consisting of $72,394 in cash and $13,133 in prepaid expense, and current liabilities in the amount of $1,017,864, consisting of accrued liabilities of $111,944, and $905,920 due to an officer. We had a net working capital deficit of $932,337 as of June 30, 2019.

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(108,030)	$(212,885)
Net cash provided by financing activities	154,670	228,834
Net increase in cash	$46,640	$15,949

Our negative operating cash flows were mainly a result of operating expenses and no revenue (See also Result of Operations).

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

We have $72,394 in cash as of June 30, 2019, which is insufficient to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

Our principal chief executive officer and principal chief financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2019, our internal controls over financial reporting were not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckwel Pharmaceuticals Inc.

Date:	August 14, 2019

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

