Form 10-Q
period 2019-09-30
Luckwel Pharmaceuticals Inc.
filed 2019-11-14
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

The number of shares of common stock, par value $0.01 outstanding as of November 14, 2019 as 143,376,000.

LUCKWEL PHARMACEUTICALS INC.

Form 10-Q

For the Quarter Ended September 30, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

LUCKWEL PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,336	$25,754
Prepaid expense and other current assets	13,133	1,516
Total Assets	$17,469	$27,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$125,293	$67,843
Due to officer	935,900	751,250
Total Liabilities	1,061,193	819,093

Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 143,376,000 shares issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	1,433,760	1,433,760
Additional paid in capital	465,748	465,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(2,943,242)	(2,691,341)
Total stockholders’ deficit	(1,043,724)	(791,823)
Total Liabilities and Stockholders’ Deficit	$17,469	$27,270

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

General and administrative expenses	$(111,387)	$(159,100)	$(251,902)	$(379,456)
Other income (expense)	-	1	1	4

Net loss	$(111,387)	$(159,099)	$(251,901)	$(379,452)

Net loss per share – basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.003)

Weighted average common shares – basic and diluted	143,376,000	143,376,000	143,376,000	120,835,016

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,691,341)	$(791,823)
Net loss	-	-	-	-	(251,901)	(251,901)
Balance as of September 30, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,943,242)	$(1,043,724)

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of July 1, 2019	143,376,000	1,433,760	465,748	$10	$(2,831,855)	(932,337)
Net loss	-	-	-	-	(111,387)	(111,387)
Balance as of September 30, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,943,242)	$(1,043,724)

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Six Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2018	18,376,000	183,760	1,715,748	10	(2,028,815)	(129,297)
Common stock issued for service	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(379,452)	(379,452)
Balance as of September 30, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,448,267)	$(548,749)

Three Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of July 1, 2018	143,376,000	1,433,760	465,748	$10	$(2,289,168)	(389,650)
Net loss	-	-	-	-	(159,099)	(159,099)
Balance as of September 30, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,448,267)	$(548,749)

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(251,901)	$(379,452)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expense and other current assets	(11,617)	(331)
Due to officer	36,050	148,483
Other payable and accrued liabilities	57,450	18,323
Net cash flow used in operating activities	(170,018)	(212,977)

Cash Flows from Financing Activities
Capital distribution	-	(40,000)
Proceeds from officer loans	148,600	264,954
Net cash flow provided by financing activities	148,600	224,954

Net (decrease) increase in cash	(21,418)	11,977

Cash, beginning of period	25,754	18,503

Cash, end of Period	$4,336	$30,480

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities:
Expense payment by the primary shareholder	$36,050	$148,483

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

Note 2 - Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year. The condensed financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on July 2, 2019.

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

Cash

Cash includes all cash in bank with no restrictions. The Company had $4,336 and $25,754 of cash as of September 30, 2019 and March 31, 2019, respectively.

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

The Company’s financial instruments consist of cash, accrued liabilities and due to officer. The carrying amount of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and six months ended September 30, 2019 and September 30, 2018, respectively.

Income Taxes

During the three and six months ended September 30, 2019 and 2018, there was no provision for income taxes as the Company incurred losses during both periods. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Uncertain tax positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Tax years from 2013 forward remain open to examination by the U.S. federal tax authority due to the carryover of net operating losses or tax credits. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed at less than the proper amount. The statute of limitation is extended to 10 years if the underpayment of taxes is due to fraud or willful evasion. There were no uncertain tax positions as of September 30, 2019 and March 31, 2019.

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

Basic and Diluted Net Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of September 30, 2019 and March 31, 2019, respectively.

Recent Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Going Concern

The Company does not have any sources of revenues and needs additional cash resources to maintain its operations. The Company has $4,336 in cash and a net working capital deficit of $1,043,724, has incurred losses since inception of $2,943,242, and has not yet received any revenue from sales of products or services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its’ ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its’ Chief Executive Officer, Mr. Kingrich Lee to either provide the Company funding for its daily operations and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so, or to lead the financing efforts with third parties.

The Company currently does not have any arrangements in place to complete any financings and there is no assurance that it will be successful in completing any such financings on terms that will be acceptable.

The Company’s priority, should it receive such additional funds is to pay its’ legal, accounting and its’ filing obligations under United States federal securities laws, as well as to pay its other accounts payable generated in the ordinary course of business.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its’ liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about its’ ability to continue as a going concern within the next twelve months from the issuance date of the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet its’ obligations and repay its’ liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of its’ common stock.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $148,600 in cash and made payments aggregating $36,050 on behalf of the Company during the six months ended September 30, 2019. During the comparable period of 2018, he loaned an aggregate of $264,954 and made aggregate payments of $148,483 on behalf of the Company.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $935,900 and $751,250 as of September 30, 2019 and March 31, 2019, respectively, from the Company.

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

On November 1, 2017, the Company entered into an employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides an annual compensation of $180,000, and other benefits, including housing and education allowances. On November 1, 2018 and November 1, 2019, the Company renewed the employment agreement with Mr. Kingrich Lee for another one-year term. As of September 30, 2019, Mr. Kingrich Lee was owed $54,000 pursuant to his employment agreement which is recorded in accrued expenses.

Note 5 – Capital Stock

As of September 30, 2019 and 2018, the Company had 143,376,000 shares of common stock issued and outstanding. During the six months ended September 30, 2018, the Company issued an aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

Note 6 – Subsequent Events

On October 3, 2019, the Company received a private loan of $10,000 from its’ sole officer and director, and a shareholder, Mr. Kingrich Lee. The loan is non-interest bearing and due on demand.

On November 1, 2019, the Company renewed the employment agreement with Mr. Kingrich Lee for another one-year term.

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

Overview

We are presently still a shell company and have not begun operations. As reflected in the accompanying condensed financial statements we have no sources of revenue and need additional cash resources to maintain our operations. At September 30, 2019, we have $4,336 in cash and a net working capital deficit of $1,043,724, have incurred losses since inception of $2,943,242, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to lead the financing efforts with third parties.

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

Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team by December 2019 to work on establishing pharmaceutical operations in Boston focusing on:

LWEL-1807 (previously referred to as “KL-007”), a pipeline drug for treatment of malarial disease.

LWEL-1808 (previously referred to as “KL-008”), a pipeline drug for the treatment of a medicine that targets proteins in cancer cells and treatment for certain leukemias.

LWEL-1809 (previously referred to as “KL-009”), a pipeline drug for treating rheumatoid arthritis/pain.

2.	Start intellectual property registration work by January 2020.

3.	Launch generic oncological drugs in Asia, with operations in Hong Kong/China by March 2020.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities.

Results of Operations

Three and Six Months Ended September 30, 2019 and 2018

Operating Revenue

We recorded no revenue for the three and six months ended September 30, 2019 and September 30, 2018, as we are a shell company without any operations to generate revenue.

Operating Expenses

We had operating expenses of $111,387 and $159,100 for the three months ended September 30, 2019 and 2018, respectively, and $251,902 and $379,456 for the six months ended September 30, 2019 and 2018, respectively.

Our operating expenses for the three months ended September 30, 2019 consisted mainly of officer compensation of $73,327, professional fees of $29,589, travel expenses of $4,156, office operations expenses of $2,706 and rent of $1,609. Operating expenses decreased significantly from the comparable prior period because we attended fewer conferences and meetings and spent less on office expenses.

Our operating expenses for the three months ended September 30, 2018 consisted mainly of officer compensation of $91,713, professional fees of $36,703, office operations expenses of $20,234, travel expenses of $9,430 and rent of $1,020.

Our operating expenses for the six months ended September 30, 2019 consisted mainly of officer compensation of $140,216, professional fees of $84,406, travel expenses of $17,756, office operations expenses of $4,891, rent of $2,860 and other operation expenses of $1,773.

Our operating expenses for the six months ended September 30, 2018 consisted mainly of officer compensation of $145,713, professional fees of $101,414, office operations expenses of $97,661, travel expenses of $32,698, rent of $1,468 and other operation expenses of $502.

We anticipate our operating expenses will increase significantly as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $111,387 and $159,099 for the three months ended September 30, 2019 and 2018, respectively, and a net loss of $251,901 and $379,452 for the six months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had $17,469 in current assets, consisting of $4,336 in cash and $13,133 in prepaid expense, and current liabilities in the amount of $1,061,193, consisting of accrued liabilities of $125,293, and $935,900 due to an officer. We had a net working capital deficit of $1,043,724 as of September 30, 2019.

The table below sets forth selected cash flow data for the periods presented:

	Six Months Ended
	September 30
	2019	2018
Net cash used in operating activities	$(170,018)	$(212,977)
Net cash provided by financing activities	148,600	224,954
Net (decrease) increase in cash	$(21,418)	$11,977

Our negative operating cash flows were mainly a result of operating expenses and no revenue (See also Result of Operations).

Our positive financing cash flows were a result of proceeds from officer loans.

On November 1, 2017, the Company entered into an employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides an annual compensation of $180,000, and other benefits, including housing and education allowances. On November 1, 2018 and November 1, 2019, the Company renewed the employment agreement with Mr. Kingrich Lee for another one-year term. This agreement will materially impact our cash needs in the future, as any investment money we obtain will be used to pay Mr. Kingrich Lee’s salary and other benefits, and will have the effect of diverting funds that may be used to pursue our business plan.

We have $4,336 in cash as of September 30, 2019, which is insufficient to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2019, our internal controls over financial reporting were not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Luckwel Pharmaceuticals Inc.

Date:	November 14, 2019

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

