Form 10-Q
period 2019-12-31
Luckwel Pharmaceuticals Inc.
filed 2020-02-13
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 333-187874

LUCKWEL PHARMACEUTICALS INC.

(Exact name of registrant as specified in its charter)

Nevada	46-1660653
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

245 First Street,Suite 1800, Cambridge, MA 02142

(Address of principal executive offices) (Zip Code)

(617)444 8788

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.01 outstanding as of February 13, 2020 as 143,376,000.

LUCKWEL PHARMACEUTICALS INC.

Form 10-Q

For the Quarter Ended December 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

LUCKWEL PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
Assets
Current Assets
Cash	$33,916	$25,754
Prepaid expense and other current assets	13,133	1,516
Total Assets	$47,049	$27,270

Liabilities
Current Liabilities:
Accrued liabilities	$155,944	$67,843
Due to officer	1,068,874	751,250
Total Liabilities	1,224,818	819,093

Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 143,376,000 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	1,433,760	1,433,760
Additional paid in capital	465,748	465,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(3,077,287)	(2,691,341)
Total stockholders’ deficit	(1,177,769)	(791,823)
Total Liabilities and Stockholders’ Deficit	$47,049	$27,270

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

General and administrative expenses	$(134,045)	$(262,811)	$(385,947)	$(642,267)
Other income (expense)	-	1	1	5

Net Loss	$(134,045)	$(262,810)	$(385,946)	$(642,262)

Net loss per share – basic and diluted	$(0.001)	$(0.002)	$(0.003)	$(0.005)

Weighted average common shares – basic and diluted	143,376,000	143,376,000	143,376,000	128,376,000

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,691,341)	$(791,823)
Net loss	-	-	-	-	(385,946)	(385,946)
Balance as of December 31, 2019	143,376,000	$1,433,760	$465,748	$10	$(3,077,287)	$(1,177,769)

Three Months Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of October 1, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,943,242)	$(1,043,724)
Net loss	-	-	-	-	(134,045)	(134,045)
Balance as of December 31, 2019	143,376,000	$1,433,760	$465,748	$10	$(3,077,287)	$(1,177,769)

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Nine Months Ended December 31, 2018

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2018	18,376,000	$183,760	$1,715,748	$10	$(2,028,815)	$(129,297)
Common stock issued for service	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(642,262)	(642,262)
Balance as of December 31, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,711,077)	$(811,559)

Three Months Ended December 31, 2018

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of October 1, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,448,267)	$(548,749)
Net loss	-	-	-	-	(262,810)	(262,810)
Balance as of December 31, 2018	143,376,000	$1,433,760	$465,748	$10	$(2,711,077)	$(811,559)

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(385,946)	$(642,262)
Adjustment to reconcile net loss to net cash used in operating activities:
Prepaid expense and other current assets	(11,617)	(569)
Expenses paid by officer	59,024	281,019
Other payable and accrued liabilities	88,101	21,343
Net cash flow used in operating activities	(250,438)	(340,469)

Cash Flows from Financing Activities
Capital distribution	-	(40,000)
Proceeds from officer loans	258,600	404,883
Net cash flow provided by financing activities	258,600	364,883

Net increase in cash	8,162	24,414

Cash, beginning of period	25,754	18,503

Cash, End of Period	$33,916	$42,917

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities:
Expenses paid by officer included as loan to officer	$59,024	$281,019

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

Note 2 - Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2019 are not necessarily indicative of the results that can be expected for the full year. The condensed financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 filed with the SEC on July 2, 2019.

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

Cash

Cash includes all cash in bank with no restrictions. The Company had $33,916 and $25,754 of cash as of December 31, 2019 and March 31, 2019, respectively.

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

The Company’s financial instruments consist of cash, accrued liabilities and due to officer. The carrying amount of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three and nine months ended December 31, 2019 and December 31, 2018, respectively.

Income Taxes

During the three and nine months ended December 31, 2019 and 2018, there was no provision for income taxes as the Company incurred losses during both periods. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Uncertain Tax Positions

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Tax years from 2013 forward remain open to examination by the U.S. federal tax authority due to the carryover of net operating losses or tax credits. According to Hong Kong Inland Revenue Department, the statute of limitation is six years if any company chargeable with tax has not been assessed at less than the proper amount. The statute of limitation is extended to 10 years if the underpayment of taxes is due to fraud or willful evasion. There were no uncertain tax positions as of December 31, 2019 and March 31, 2019.

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

Basic and Diluted Net Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of December 31, 2019 and March 31, 2019, respectively.

Recent Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Going Concern

The Company does not have any sources of revenues and needs additional cash resources to maintain its operations. The Company has $33,916 in cash and a stockholders’ deficit of $1,177,769, has incurred losses since inception of $3,077,287, and has not yet received any revenue from sales of products or services. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its Chief Executive Officer, Mr. Kingrich Lee to either provide the Company funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

The Company currently does not have any arrangements in place to complete any financings and there is no assurance that it will be successful in completing any such financings on terms that will be acceptable.

The Company’s priority, should it receive such additional funds, is to pay its legal, accounting and its filing obligations under United States federal securities laws, as well as to pay its other accounts payable generated in the ordinary course of business.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about its ability to continue as a going concern within the next twelve months from the issuance date of the financial statements. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of its common stock.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $258,600 in cash and made payments aggregating $59,024 on behalf of the Company during the nine months ended December 31, 2019. During the comparable period of 2018, he loaned an aggregate of $404,883 in cash and made aggregate payments of $281,019 on behalf of the Company.

Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $1,068,874 and $751,250 as of December 31, 2019 and March 31, 2019, respectively, from the Company.

The amounts are unsecured, non-interest bearing and are due on demand.

On May 3, 2018, the Company entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd), an entity under common control of Mr. Kingrich Lee to purchase from the Seller the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured (the “Transaction”). Pursuant to the terms of the Agreement, the Company agreed to pay the Seller on closing (i) $40,000 and (ii) issue an aggregate 125,000,000 restricted shares of its common stock, par value $0.01. The Transaction closed on May 3, 2018. The Company recorded the carrying value of the intellectual property as nil in the Seller’s record, $40,000 as capital distribution to the Seller and recorded the par value of the common stock as additional paid-in capital, which was due to the Transaction being regarded as an equity transaction because both parties were under common control.

On November 1, 2017, the Company entered into an employment agreement with Mr. Kingrich Lee. The agreement is for one year, renewable for successive one-year terms if not terminated, and provides an annual compensation of $180,000, and other benefits, including housing and education allowances. On November 1, 2019, the Company renewed the employment agreement with Mr. Kingrich Lee for another one-year term. As of December 31, 2019, Mr. Kingrich Lee was owed $90,000 pursuant to his employment agreement, which is recorded in accrued expenses.

Note 5 – Capital Stock

As of December 31, 2019 and 2018, the Company had 143,376,000 shares of common stock issued and outstanding. During the nine months ended December 31, 2018, the Company issued an aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

Note 6 – Subsequent Events

On January 27, 2020, the Company received a loan of $27,000 from its’ sole officer and director, and a shareholder, Mr. Kingrich Lee. The loan is non-interest bearing and due on demand.

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

Overview

We are presently still a shell company and have not begun operations. As reflected in the accompanying condensed financial statements we have no sources of revenue and need additional cash resources to maintain our operations. At December 31, 2019, we had $33,916 in cash and a stockholders’ deficit of $1,177,769, had incurred losses since inception of $3,077,287, and had not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

Once these costs are accounted for, we will focus on the following activities:

1.	Establish a management team by March 2020 to work on establishing pharmaceutical operations in Boston focusing on:

LWEL-1807 (previously referred to as “KL-007”), a pipeline drug for treatment of malaria.

LWEL-1808 (previously referred to as “KL-008”), a pipeline drug for the treatment of certain leukemias.

LWEL-1809 (previously referred to as “KL-009”), a pipeline drug for treating rheumatoid arthritis/pain.

2.	Commence registration of intellectual property by March 2020.

3.	Launch generic oncological drugs in Asia by June 2020.

Any failure to raise money will have the effect of delaying the timeframes in our business plan as set forth above, and we may have to push back the dates of such activities or might not be able to undertake such activities at all.

Results of Operations

Three and Nine Months Ended December 31, 2019 and 2018

Operating Revenue

We recorded no revenue for the three and nine months ended December 31, 2019 and December 31, 2018, as we are a shell company without any operations to generate revenue.

Operating Expenses

We had operating expenses of $134,045 and $262,811 for the three months ended December 31, 2019 and 2018, respectively, and $385,947 and $642,267 for the nine months ended December 31, 2019 and 2018, respectively.

Our operating expenses for the three months ended December 31, 2019 consisted mainly of professional fees of $49,658, officer compensation of $73,046 and travel expenses of $6,803, rent of $1,608, and office operations expenses of $2,931. Operating expenses decreased significantly from the comparable prior period because we attended fewer conferences and meetings and spent less on office expenses.

Our operating expenses for the three months ended December 31, 2018 consisted mainly of professional fees of $108,320, officer compensation of $60,488, travel and entertainment expenses of $47,805, rent of $959 and office operation expenses of $45,240.

Our operating expenses for the nine months ended December 31, 2019 consisted mainly of professional fees of $134,064, officer compensation of $213,261, travel expenses of $24,559, rent of $4,468, office operations expenses of $7,822 and other operation expenses of $1,773.

Our operating expenses for the nine months ended December 31, 2018 consisted mainly of professional fees of $209,735, officer compensation of $206,201, travel expenses of $80,502, rent of $2,426, office operations expenses of $142,900 and other operation expenses of $503.

We anticipate our operating expenses will increase significantly as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $134,045 and $262,810 for the three months ended December 31, 2019 and 2018, respectively, and a net loss of $385,946 and $642,262 for the nine months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had $47,049 in current assets, consisting of $33,916 in cash and $13,133 in prepaid expense and other current assets, and current liabilities in the amount of $1,224,818, consisting of accrued liabilities of $155,944, and $1,068,874 due to an officer. We had a stockholders’ deficit of $1,177,769 as of December 31, 2019.

The table below sets forth selected cash flow data for the periods presented:

	Nine Months Ended
	December 31
	2019	2018
Net cash used in operating activities	$(250,438)	$(340,469)
Net cash provided by financing activities	258,600	364,883
Net increase in cash	$8,162	$24,414

Our negative operating cash flows were a result of operating expenses and no revenue.

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

We had $33,916 in cash as of December 31, 2019, which is insufficient to operate our business at the current level for the next 12 months from the issuance date of this report and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months from the issuance date of this report is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sale of stock or the advancement of loans of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

Our Chief Executive Officer and Chief Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal controls over financial reporting were not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with U.S. GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Luckwel Pharmaceuticals Inc.

Date:	February 13, 2020

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

