Form 10-K
period 2020-03-31
Luckwel Pharmaceuticals Inc.
filed 2021-06-10
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

125 Cambridge Park Drive, Suite 301, Cambridge, MA 02140

(Address of principal executive offices and Zip Code)

(617) 430-5222

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $50,455,552 based upon the last sales price of the common stock of $4.00 per share on September 30, 2019 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares of common stock, par value $0.01 outstanding as of May 31, 2021 is 147,163,500.

i

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “target,” “potential,” “contemplate,” “anticipate,” “goals,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

●	our plans to develop and commercialize our product candidates;
●	the timing of and our ability to submit applications for, and obtain and maintain regulatory approvals for our product candidates;
●	our estimates regarding expenses, capital requirements, and needs for additional financing;
●	our intellectual property position and our ability to obtain, maintain and enforce intellectual property protection for our proprietary assets;
●	our estimates regarding the size of the potential markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates for any indication once approved;
●	our plans and ability to raise additional capital, including through equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements;
●	our competitive position and the success of competing products that are or become available for the indications that we are pursuing;
●	the impact of government laws and regulations in important geographies;
●	our ability to enter into future collaborations, strategic alliances, or licensing arrangements.

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. You should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to the Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

PART I

Item 1. Business

Business of Company

We were incorporated on January 2, 2013 under the laws of the State of Nevada. Our principal executive offices are located at 125 Cambridge Park Drive, Suite 301, Cambridge, MA 02140. Our telephone number is +1 (617) 430-5222. Our fiscal year end is March 31.

On March 30, 2017, our name was changed from Luckycom Inc. to Luckycom Pharmaceuticals Inc. and again on April 11, 2018, our name was changed to Luckwel Pharmaceuticals Inc. In connection with the most recent name change, on April 13, 2018, our common stock began trading on the OTC Pink under its new ticker symbol “LWEL” and ceased trading under the ticker symbol “LCOM”. On April 13, 2018, we increased the number of our authorized shares of common stock from 100,000,000 to 200,000,000 and on January 15, 2021 we increased the number of our authorized shares from 200,000,000 to 500,000,000.

At March 31, 2020 we were still a shell company and had not begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

Once these costs are accounted for, we will focus on the following activities:

●	Continue to work to establish a management team to work on establishing pharmaceutical operations in the Boston area.
●	Continue intellectual property registration work for drug candidates.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and we may have to push back the dates of such activities.

Going Concern

We were still a shell company and had not yet begun operations as of March 31, 2020. Although management has taken steps since March 31, 2020 to develop the Company, there can be no assurances that it will be successful in doing so. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

As reflected in the accompanying financial statements, we have no source of revenue and need additional cash resources to maintain our operations. At March 31, 2020 we had current assets of $17,213, liabilities totaling $1,345,468, have incurred losses since inception of $3,227,773, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

Any failure to raise additional funds will have the effect of delaying the timeframes as described in our business plan as set forth above, and we may have to push back the dates or modify the scope of such planned activities.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As the Company was still a shell company at March 31, 2020, the Company’s operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay the Company’s plans to develop the business and raise required funds. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and ability to raise additional capital to finance future planned operations.

Management has been taking steps to improve the financial position of the Company. Subsequent to the year end of March 31, 2020, in January 2021, we sold 300,000 shares of our common stock at a purchase price of $0.40 per share for net proceeds of $120,000. In February 2021, $1.2 million of Company liabilities that was owed to Mr. Kingrich Lee were converted into 3,000,000 shares of our common stock at a conversion price of $0.40 per share. In April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Intellectual Property

In May 2018, the Company entered into an Intellectual Property Sale and Purchase Agreement with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd), an entity under common control of Mr. Kingrich Lee to purchase from the Seller the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured.

On February 5, 2021, Mr. Kingrich Lee, our CEO executed a Deed of Gift to irrevocably and unconditionally give, transfer, and assign, by way of give, without limitations or restrictions, to us all of his right, tile and interest in, arising from the following drug programs:

Program Code	Patent No.	Filing Date	Description
LWEL-2101	63/086,205	October 5, 2020	Rapid Disintegrating dosage form comprising Fosamprenavir
LWEL-2102	63/134,881	January 7, 2021	Rapid Disintegrating dosage form comprising Metformin Hydrochloride
LWEL-2103	62/992,693	March 20,2020	Combination Therapy for treating COVID-19

On March 19, 2021, Mr. Lee executed another Deed of Gift to irrevocably and unconditionally give, transfer and assign, by way of gift, without limitation or restriction, to us all of his right, title and interest in, arising from and to the following drug programs:

Program Code	Description
KL-2118	Candidate drug to be developed into orally disintegrating tablets (ODT) to treat Type 2 diabetes.
KL-2119	Candidate drug to be developed into an oral formulation treatment of HIV
KL-2120	Candidate drug to be developed into a liquid injection for the treatment of Rheumatoid Arthritis

Sales and Marketing

Given our current stage of development, we have not yet established commercial organization or distribution capabilities, nor have we entered into any partnership or co-promotion arrangements with an established pharmaceutical company.

Competition

The industry we are in is highly competitive and subject to rapid and significant technological change. Key competitive factors affecting the commercial success of our products are likely to be efficacy, safety and tolerability profile, reliability, convenience of dosing, price and reimbursement. Many of these competitor companies have substantially greater financial, marketing, and human resources than we do (including, in some cases, substantially greater experience in clinical testing, manufacturing, and marketing of pharmaceutical products).

Employees

As of March 31, 2020 and as of the date of this filing, we do not have any employees, other than Mr. Kingrich Lee.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 125 Cambridge Park Drive, Suite 301, Cambridge, MA 02140, which is leased by us.

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

There has been very little trade in our shares of common stock in fiscal 2020 and 2019. The table below presents the high and low bid for our common stock for each quarter from April 1, 2019 through March 31, 2020. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended March 31, 2019	High	Low
1st Quarter	$4.00	$3.50
2nd Quarter	$5.00	$3.26
3rd Quarter	$—	$—
4th Quarter	$—	$—

Year ended March 31, 2020	High	Low
1st Quarter	$—	$—
2nd Quarter	$—	$—
3rd Quarter	$—	$—
4th Quarter	$—	$—

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

Holders of Our Common Stock

As of May 31, 2021, we had 147,163,500 shares of our common stock issued and outstanding, held by 53 shareholders of record.

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

Recent Sales of Unregistered Securities

On January 12, 2021, we completed a private placement offering of 300,000 shares of our common stock at a price of $0.40 per share for total proceeds to the Company of $120,000 to an investor in an offering that had not been registered under the United States Securities Act of 1933, as amended (the “Securities Act”) and that had not been reported on our previously filed periodic reports filed under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 903 of Regulation S of the Securities Act.

We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in “offshore transactions”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the shares. The investor represented to us that she was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

On February 11, 2021, we converted $1.2 million of the total amount of $1,269,580 we owed to our Chief Executive Officer, Mr. Kingrich Lee, into 3,000,000 shares of our common stock at a price of $0.40 per share.

The issuance of Company common stock to Mr. Lee was exempt from registration pursuant to the provisions of Section 4(a)(2) of the Securities Act, as amended and Rule 506 of Regulation D promulgated thereunder. Mr. Lee represented to us that he (i) was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, (ii) was knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company. Further, the Company relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation S under the Securities Act for purposes of the private placement of the shares of common stock as such shares have not been offered or sold in the United States or to, or for the account or benefit of, U.S. persons (as defined in Regulation S under the Securities Act) or persons in the United States.

On April 20, 2021, we completed a private placement offering of 300,000 shares of our common stock at a price of $0.40 per share for total gross proceeds to the Company of $120,000 to a group of investors in an offering that had not been registered under the United States Securities Act of 1933, as amended (the “Securities Act”) and that had not been reported on our previously filed periodic reports filed under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 903 of Regulation S of the Securities Act.

We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in “offshore transactions”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors represented to us that they were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person.

In May 2021, we completed a private placement offering of 187,500 shares of our common stock at a price of $0.40 per share for total gross proceeds to the Company of $75,000 to an investor in an offering that had not been registered under the United States Securities Act of 1933, as amended (the “Securities Act”) and that had not been reported on our previously filed periodic reports filed under the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to Rule 903 of Regulation S of the Securities Act.

We completed the offering of the shares pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the shares was completed in “offshore transactions”, as defined in Rule 902(h) of Regulation S. We did not engage in any “directed selling efforts”, as defined in Regulation S, in the United States in connection with the sale of the shares. The investors represented to us that they were not U.S. persons, as defined in Regulation S, and were not acquiring the shares for the account or benefit of a U.S. person.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of March 31, 2020.

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

Overview

At March 31, 2020 we were still a shell company and had not yet begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

Once these costs are accounted for, we will focus on the following activities:

●	Continue to work to establish a management team to work on establishing pharmaceutical operations in the Boston area.
●	Continue intellectual property registration work for drug candidates.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and we may have to push back the dates of such activities.

Going Concern

As of March 31, 2020, we were a shell company and had not yet begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

At March 31, 2020 we had current assets of $17,213, liabilities totalling $1,345,468, have incurred losses since inception of $3,227,773, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

Any failure to raise additional funds will have the effect of delaying the timeframes as described in our business plan as set forth above and elsewhere in this Annual Report on Form 10-K, and we may have to push back the dates or modify the scope of such planned activities.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As the Company was still a shell company at March 31, 2020, the Company’s operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay the Company’s plans to develop the business and raise required funds. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and ability to raise additional capital to finance future planned operations.

Management has been taking steps to improve the financial position of the Company. Subsequent to March 31, 2020, in January 2021, we sold 300,000 shares of our common stock at $0.40 per share for gross proceeds of $120,000. In February 2021, $1.2 million of Company debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of our common stock at a conversion price of $0.40 per share. In April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Results of Operations for the Years Ended March 31, 2020 and March 31, 2019

General and Administrative Expenses

As we were a shell company without operations during the years ended March 31, 2020 and 2019, our expenses were primarily general and administrative related. We recognized general and administrative expenses for the years ended March 31, 2020 and 2019 of $536,432 and $622,531, respectively.

Our operating expenses for the year ended March 31, 2020 consisted primarily of officer compensation of $286,547, professional fees of $185,393, travel expenses of $37,849 and rent and office operating expenses of $11,266.

Our operating expenses for the year ended March 31, 2019 consisted primarily of officer compensation of $267,277, professional fees of $247,282, travel expenses of $96,053, and rent and office operating expenses of $6,658.

We anticipate our operating expenses will increase sharply as we proceed to implement our business plan described above and become operational.

Other Income (Expenses)

Our income for the years ended March 31, 2020 and 2019 was immaterial.

Net Loss

We incurred a net loss of $536,432 for the year ended March 31, 2020, as compared with a net loss of $622,526 for the year ended March 31, 2019.

Capital Resources and Liquidity

As of March 31, 2020, we had $17,213 in current assets, consisting of $44 in cash and $17,169 in prepaid expense, and current liabilities in the amount of $1,345,468, consisting of other payable and accrued liabilities of $78,163, accrued officer compensation of $144,000, and $1,123,305 due to an officer. We had a working capital deficit of $1,328,255 as of March 31, 2020.

The table below sets forth selected cash flow data for the periods presented:

	Year Ended
	March 31
	2020	2019
Net cash used in operating activities	$(397,765)	$(622,242)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	372,055	629,493
Net (decrease) increase in cash	$(25,710)	$7,251

Our negative operating cash flows were mainly a result of operating expenses (See Result of Operations).

Our positive financing cash flows were a result of proceeds from officer loans.

On November 1, 2018, we entered into another new one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer through October 31, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days notice prior to the expiration of the one-year extension anniversary. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2020) and shall also be eligible to retain his other benefits for a period of six (6) months.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

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

Recent Accounting Pronouncements

See Note 2 to our financial statements included herewith.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm – Marcum LLP
F-2	Balance Sheets as of March 31, 2020 and 2019
F-3	Statements of Operations for the Years Ended March 31, 2020 and 2019
F-4	Statements of Changes in Stockholders’ Deficit for the Years Ended March 31, 2020 and 2019
F-5	Statements of Cash Flows for the Years Ended March 31, 2020 and 2019
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luckwel Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Luckwel Pharmaceuticals Inc. (the “Company”) as of March 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended March 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Portland, Maine

June 10, 2021

LUCKWEL PHARMACEUTICALS INC.

BALANCE SHEETS

As of March 31, 2020 and 2019

	March 31
	2020	2019
Assets
Current Assets
Cash	$44	$25,754
Prepaid expense and other current assets	17,169	1,516
Total Assets	17,213	27,270

Liabilities
Current Liabilities:
Other payable and accrued liabilities	$78,163	$67,843
Accrued officer compensation	144,000	-
Due to officer	1,123,305	751,250
Total Liabilities	1,345,468	819,093

Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 143,376,000 shares issued and outstanding as of March 31, 2020 and 2019	1,433,760	1,433,760
Additional paid in capital	465,748	465,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(3,227,773)	(2,691,341)
Total stockholders’ deficit	(1,328,255)	(791,823)
Total Liabilities and Stockholders’ Deficit	$17,213	$27,270

The accompanying notes are an integral part of these financial statements.

F-2

LUCKWEL PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	2020	2019
General and administrative expenses	$(536,432)	$(622,531)
Other Income	-	5

Net Loss	$(536,432)	$(622,526)

Net loss per share – basic and diluted	$(0.004)	$(0.005)

Weighted average common shares – basic and diluted	143,376,000	132,074,630

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2018	18,376,000	$183,760	$1,715,748	$10	$(2,028,815)	$(129,297)
Common stock issued for service	125,000,000	1,250,000	(1,250,000)	-	-	-
Capital distribution	-	-	-	-	(40,000)	(40,000)
Net loss	-	-	-	-	(622,526)	(622,526)
Balance as of March 31, 2019	143,376,000	$1,433,760	$465,748	$10	(2,691,341)	(791,823)
Net loss	-	-	-	-	(536,432)	(536,432)
Balance as of March 31, 2020	143,376,000	$1,433,760	$465,748	$10	$(3,227,773)	$(1,328,255)

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	2020	2019
Cash Flows from Operating Activities
Net loss	$(536,432)	$(622,526)
Adjustment to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense and other current assets	(15,653)	(1,516)
Other payable and accrued liabilities	10,320	1,800
Accrued officer compensation	144,000	-
Net cash flow used in operating activities	(397,765)	(622,242)

Cash Flows from Investing Activities
	-	-
Net cash flow provided by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from officer loans	372,055	669,493
Capital distribution	-	(40,000)
Net cash flow provided by financing activities	372,055	629,493

Net (decrease) increase in cash	(25,710)	7,251

Cash, beginning of period	25,754	18,503

Cash, End of period	$44	$25,754

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

Note 1 – Nature of the Business

Luckwel Pharmaceuticals Inc. (“Luckwel” or the “Company”) plans to acquire, develop, manufacture, and market pharmaceutical medication.

On April 11, 2018, Luckwel filed a Certificate of Amendment to the Articles of Incorporation to change its name from Luckycom Pharmaceuticals Inc. to Luckwel and to increase the number of its authorized shares of common stock to 200,000,000 with an effective date of April 13, 2018. The Company then amended and restated its by-laws to reflect the new corporate name. In January 2021, the Company amended its certificate of incorporation to increase the number of authorized shares from 200,000,000 to 500,000,000.

The Company’s corporate office is located in Cambridge, Massachusetts and is incorporated in the State of Nevada.

As used in this Annual Report on Form 10-K (“Annual Report”), unless otherwise indicated, all references herein to “Luckwel,” the “Company,” “we” or “us” refer to Luckwel Pharmaceuticals Inc.

Note 2 – Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of these financial statements.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Cash

Cash include all cash in banks with no restrictions.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s financial instruments consist of cash, accrued liabilities and due to officer. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended March 31, 2020 and 2019.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their reported amounts using the enacted tax rates in effect for the year in which the differences are expected to reverse. Tax credits are generally recognized as reductions of income tax provisions in the year in which the credits arise. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The effect of a change in income tax rates is recognized as income or expense in the period that includes the enacted or substantively enacted date.

Accounting for uncertainty in income taxes recognized in the financial statements is in accordance with accounting authoritative guidance, which prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more likely than not” to be sustained, the tax position is then assessed to determine the amount of the benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

Basic and Diluted Net Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of March 31, 2020 and March 31, 2019.

Recent Accounting Pronouncements

The Company does not believe any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

Note 3 – Going Concern

The Company does not have any sources of revenues and needs additional cash resources to maintain its operations. The Company had $44 in cash and a stockholders’ deficit of $3,227,773 at March 31, 2020, has incurred losses since inception, and has not yet received any revenue from sales of products or services. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its Chief Executive Officer, Mr. Kingrich Lee to either provide the Company funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

The Company currently does not have any arrangements in place to complete any financings and there is no assurance that it will be successful in completing any such financings on terms that will be acceptable.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses and further losses are anticipated as a result of the development of business which raises substantial doubt about its ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining financing necessary to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of its common stock.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As the Company was still a shell company at March 31, 2020, the Company’s operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay the Company’s plans to develop the business and raise required funds. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and ability to raise additional capital to finance future planned operations.

Subsequent to March 31, 2020, in January 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for gross proceeds of $120,000. In February 2021, $1.2 million of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. In April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Note 4 – Other Payable and Accrued Liabilities

Other payable and accrued liabilities at March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
Tax penalties	70,000	60,000
Other accrued expenses and payables	8,163	7,843
Total other payable and accrued liabilities	$78,163	$67,843

Note 5 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $372,055 and $669,493 in cash to the Company during the years ended March 31, 2020 and March 31, 2019, respectively. Accordingly, Mr. Kingrich Lee was owed an aggregate amount of $1,123,305 and $751,250 as of March 31, 2020 and March 31, 2019, respectively. These amounts were unsecured, non-interest bearing and are due on demand.

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

On November 1, 2018, we entered into another new one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer through October 31, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days notice prior to the expiration of the one-year extension anniversary. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. As of March 31, 2020, Mr. Kingrich Lee was owed $144,000 pursuant to his employment agreement, which is recorded in accrued expenses. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2020) and shall also be eligible to retain his other benefits for a period of six (6) months (a minimum of $18,000 in housing allowance at March 31, 2020 plus any eligible education expenses).

Note 6 – Capital Stock

As of March 31, 2020 and March 31, 2019, the Company had 143,376,000 shares of common stock issued and outstanding. During the year ended March 31, 2019, the Company issued an aggregate of 125,000,000 restricted shares of its common stock to Luckwel Asia Limited.

Note 7 – Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For the years ended March 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

	Year Ended March 31,
	2020	2019
Tax at U.S. statutory rate	21.00%	21.00%
Changes from statutory rate:
State taxes, net of federal benefit	6.2%	-%
Non-deductible Permanent items	(0.5)%	(0.6)%
Change in valuation allowance	(26.7)%	(20.4)%

Effective income tax rate	0.00%	0.00%

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted rates in effect for the year in which the differences are expected to reverse. The components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,
	2020	2019

Net operating loss carryforwards	$411,448	$309,099
Accrued expenses	39,658	-

Gross deferred tax assets	451,106	309,099
Valuation allowance	(451,106)	(309,099)

Deferred tax assets, net	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of March 31, 2020 and 2019 was $451,106 and $309,099, respectively. For the years ended March 31, 2020 and March 31, 2019, the Company recorded a net valuation increase of $142,007 and $126,963, respectively, primarily related to net operating losses and accrued expenses.

As of March 31, 2020, the Company had gross U.S. federal net operating loss carryforwards of $1,845,401 including $978,994 that had an indefinite carryforward period and $866,407 that were subject to expiration at various dates through 2037. The Company had gross state operating loss carryforwards of $378,380 that were subject to expiration through 2040. The net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state authorities.

Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company has not completed a study to assess whether one or more ownership changes have occurred, as defined in Section 382 of the Code. As such, the Company’s net operating losses may be limited. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research development credit carryforwards before utilization.

The Company files income tax returns in the United States and Massachusetts. All years prior to March 31, 2016 are closed with the Internal Revenue Service. As of March 31, 2020, there are currently no income tax audits in progress.

As of March 31, 2020 and 2019, the Company did not have any unrecognized tax benefits and did not have a balance of accrued interest or penalties related to uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The CARES Act did not have a significant impact on the Company’s provision for income taxes.

Note 8 – Risks and Uncertainties

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As the Company is still a shell company, the Company’s operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay the Company’s plans to develop the business and raise required funds. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and ability to raise additional capital to finance future planned operations.

Note 9 – Subsequent Events

Management of the Company has evaluated subsequent events through the date of issuance of the financial statements and has concluded that there were no other subsequent events requiring adjustment to or disclosure in these financial statements, other than those noted below:

In April 2020, the Company borrowed $15,000 in the form of a promissory note (the “Note”) from a third party. The Note bears interest at 7% per annum and had no maturity date. This loan was repaid in May 2021.

In January 2021, the Company completed a private placement offering with an individual for the purchase of an aggregate of 300,000 shares of common stock of the Company at a price of $0.40 per share for total gross proceeds of $120,000.

In January 2021, the Company amended its certificate of incorporation to increase the number of authorized shares from 200,000,000 to 500,000,000.

In February 2021, $1.2 million of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of common stock of the Company at a conversion price of $0.40 per share.

In April 2021, the Company completed a private placement offering with a group of individual investors for the purchase of an aggregate of 300,000 shares of common stock of the Company at a price of $0.40 per share for total gross proceeds of $120,000.

In May 2021, the Company completed a private placement offering with an investor for the purchase of 187,500 shares of common stock of the Company at a price of $0.40 per share for total gross proceeds of $75,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who is also Chief Financial Officer.

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

Because of these multiple roles assumed by our Chief Executive Officer and who is also our Chief Financial Officer, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended March 31, 2020.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2020, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending March 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Name	Age	Principal Positions With Us
Kingrich Lee	46	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director

Kingrich Lee, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

Our sole officer and director, president, Mr. Kingrich Lee, has more than 20 years’ experience in the pharmaceuticals and food industry. From January 2013 to the present, Mr. Lee has been our founder and sole officer and director. From April 2005 to December 2017, Mr. Lee was a director of the Luckycom Pharma group of companies. Earlier, he was marketing manager for Holleykin Pharma for the Asian and American markets for antimalarial drug Artekin®. Before Holleykin, he was marketing manager for Star Lake Biosciences Ltd, where he developed markets for around 20 countries and facilitated Star Lake becoming the Roche HCV drug COPEGUS®’ (ribavirin) API supplier with FDA approval.

Mr. Lee received his mergers and acquisition diploma from The University of Hong Kong (HKU) and undergraduate degree from Guangdong University of Finance and Economics.

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

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by the stockholders, the Board will consider the nominee’s judgment, integrity, experience, independence, understanding of the Company’s business or other related industries and such other factors it determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfil his or her responsibilities to the Company.

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

Board Leadership Structure and Role in Risk Oversight

Our sole director and officer, Mr. Kingrich Lee has held numerous leadership roles as Chief Executive Officer or a President or like position for more than 10 years and has been involved in various capacities in the pharmaceuticals and food business developed numerous markets internationally. Accordingly, we believe that Mr. Lee is well-equipped and qualified to be our Chairman and Chief Executive Officer. Our entire Board has overall responsibility for risk oversight including related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Luckwel Pharmaceuticals Inc. in the fiscal years ended March 31, 2020 and March 31, 2019 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Kingrich Lee	2019	180,000	—	—	—	—	87,277	[1]	267,277
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director	2020	180,000	—	—	—	—	106,547	[2]	286,547

(1)	Includes $36,000 for housing allowance and $51,277 for educational expenses.
(2)	Includes $36,000 for housing allowance and $70,547 for educational expenses.

Narrative Disclosure to the Summary Compensation Table

Mr. Kingrich Lee has served as our President, Chief Executive Officer, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. On November 1, 2018, we entered into a one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer through October 31, 2019. The agreement would be automatically renewed unless terminated earlier and is currently in place through October 31, 2021. His salary and benefits remain unchanged.

Employment Agreements

On November 1, 2018, we entered into another new one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer through October 31, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days notice prior to the expiration of the one-year extension anniversary. His salary is $180,000 per year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 per month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2020) and shall also be eligible to retain his other benefits for a period of six (6) months.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 28, 2021, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned[6]	Percentage Beneficially Owned[6]
Kingrich Lee1 2 Flat A, 23F,Tower 3,Florient Rise,38 Cherry Street, Hong Kong	83,532,112	56.95%
All directors and officers as a group (1 person)	83,532,112	56.95%

Owners of more than 5% of Shares of Common Stock
Morgold Limited No. A18 Shen Rong Hao Ting Villa, Pan Gu Road, Qi Xing Yan Resort Zhaoqing City Guangdong Province 526040 The People’s Republic of China	25,000,000	17.04%

Lijian Li1 3 Rm B7-2C, Xin Hi Yuan New World Garden No. 2 Cai Yun Road, Zhaoqing, Guangdong, 526040 The People’s Republic of China	25,145,000	17.14%

Goldvito Limited RM B7-2C. Xin Hu Yuan New World Garden No. 2 Cai Yun Road, Zhaoqing, Guangdong 526040 The People’s Republic of China	25,000,000	17.04%

Yongjian Li1 4 No. A18 Shen Rong Hao Ting Villa Pan Gu Road, Qi Xing Yan Resort, Zhaoqing ,Guangdong, The People’s Republic of China	25,085,000	17.10%

Kingrich Holdings Limited1 2 5 Flat A, 23F,Tower 3,Florient Rise,38 Cherry Street, Hong Kong	75,000,000	51.13%

(1)	On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd) to purchase from Luckwel Asia the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured. Luckwel Asia is a British Virgin Islands corporation whose shareholders comprise Kingrich Holdings Limited, a Cayman Islands corporation (60%), Goldvito Ltd, Seychelles corporation (20%) and Morgold Ltd, a Seychelles corporation (20%). Mr. Kingrich Lee, our Chief Executive Officer, owns 100% of the shares in Kingrich Holdings Limited and his two sisters, Lijian Li and Yongjian Li are each the sole shareholder of each of Goldvito Ltd and Morgold Ltd, respectively. Pursuant to the Agreement, we paid $40,000 and issued an aggregate 125,000,000 newly issued restricted shares of our common stock as consideration to Luckwel Asia. On June 12, 2018, the board of Luckwel Asia Limited consented to a dividend in specie of the 125,000,000 fully paid and non-assessable shares of our common stock to the shareholders of Luckwel Asia Limited. – 25,000,000 shares to Morgold Ltd, 25,000,000 shares to Goldvito Ltd, and 75,000,000 shares to Kingrich Holdings Limited.

(2)	Mr. Kingrich Lee owns 8,532,112 shares of common stock directly and 75,000,000 shares of common stock indirectly through Kingrich Holdings Limited, his wholly-owned and controlled Cayman company. Accordingly, 100% of Kingrich Holdings Ltd’s total shareholdings in the Company is attributed to Mr. Lee, its sole shareholder.

(3)	Ms. Lijian Li owns 145,000 shares of common stock and 25,000,000 shares of common stock indirectly through Goldvito Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Goldvito Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.

(4)	Ms. Yongjian Li owns 85,000 shares of common stock and 25,000,000 shares of common stock indirectly through Morgold Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Morgold Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.

(5)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on February 28, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock, 146,676,000, outstanding on February 28, 2021, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(6)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 146,676,000 voting shares as of February 28, 2021.

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

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned an aggregate of $372,055 and $669,493 in cash during the years ended March 31, 2020 and March 31, 2019, respectively. Accordingly, Mr. Kingrich Lee was owed an aggregate amount of $1,123,305 and $751,250 as of March 31, 2020 and March 31, 2019, respectively. The amounts were unsecured, non-interest bearing and due on demand.

On November 1, 2018, we entered into another new one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer through October 31, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days notice prior to the expiration of the one-year extension anniversary. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2020) and shall also be eligible to retain his other benefits for a period of six (6) months.

On May 3, 2018, we entered into an Intellectual Property Sale and Purchase Agreement (the “Agreement”) with Luckwel Asia Limited (the “Luckwel Asia”, formerly known as Essential Choice Ventures Ltd) to purchase from Luckwel Asia the intellectual property rights to five (5) drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured. Luckwel Asia is a British Virgin Islands corporation whose shareholders comprise Kingrich Holding Ltd, a Cayman Islands corporation (60%), Goldvito Ltd, Seychelles Corporation (20%) and Morgold Ltd, a Seychelles corporation (20%). Mr. Kingrich Lee, our Chief Executive Officer and majority shareholder is the sole shareholder of Kingrich Holding Ltd and his two sisters, Lijian Li and Yongjian Li are each the sole shareholder of each of Goldvito Ltd and Morgold Ltd, respectively. Pursuant to the Agreement, we paid $40,000 and issued an aggregate 125,000,000 newly issued restricted shares of our common stock as consideration to Luckwel Asia.

Item 14. Principal Accounting Fees and Services

On June 10, 2019, Marcum LLP (“Marcum”) was appointed as the new independent registered public accounting firm for the Company. The decision to appoint Marcum was approved by the Company’s Board of Directors. Marcum LLP and Marcum Bernstein & Pinchuk LLP (“MBP”) are affiliated firms operating under a common system of internal controls which would include consultation regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on our financial statements or a reportable event. The Company did not consult with Marcum regarding any disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of MBP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Simultaneously with the appointment of Marcum, on June 10, 2019, MBP was terminated as our independent registered public accounting firm.

The following is a summary of the fees billed to us by Marcum and MBP, for professional services rendered for the fiscal years ended March 31, 2020 and March 31, 2019, respectively:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Audit Fees and Audit Related Fees	$64,114	$51,575
Tax Fees	-	-
All Other Fees	-	-
Total	$64,114	$51,575

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Amended and Restated By-laws (6)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
10.11	Employment Agreement between Kingrich Lee and Luckycom Limited (7)
10.12	Sold Note dated December 13, 2017 (8)
10.13	Instrument of Transfer dated December 13, 2017 (8)
10.14	Intellectual Property Sale and Purchase Agreement dated May 3, 2018 (9)
10.15	Employment Agreement between Kingrich Lee and Luckwel Pharmaceuticals Inc. (11)
10.16	Servcorp Virtual Office Service Agreement (10)
21.1	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013.
(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018.
(7)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on June 27, 2017.
(8)	Incorporated by reference to Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed on December 18, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2018.
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2018.
(11)	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on July 2, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckwel Pharmaceuticals Inc.

Dated: June 10, 2021	By:	/s/ Kingrich Lee
	Name:	Kingrich Lee
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kingrich Lee	Chief Executive Officer and Director	June 10, 2021
Kingrich Lee	(Principal Executive Officer)

/s/ Kingrich Lee	Chief Financial Officer	June 10, 2021
Kingrich Lee	(Principal Financial and Accounting Officer)

