Form 10-Q
period 2020-06-30
Luckwel Pharmaceuticals Inc.
filed 2021-09-07
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

(Address of principal executive offices) (Zip Code)

(617) 430 5222

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.01 outstanding as of July 20, 2021 is 147,163,500.

LUCKWEL PHARMACEUTICALS INC.

Form 10-Q

Three Months Ended June 30, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

LUCKWEL PHARMACEUTICALS INC.

CONDENSED BALANCE SHEETS

	June 30, 2020	March 31, 2020
	(Unaudited)
Assets
Current Assets
Cash	$3,063	$44
Prepaid expense and other current assets	10,351	17,169
Total Assets	$13,414	$17,213

Liabilities
Current Liabilities:
Accrued liabilities	$79,691	$78,163
Note payable	15,000	-
Accrued interest	213	-
Accrued officer compensation	187,500	144,000
Due to officer	1,133,961	1,123,305
Total Liabilities	1,416,365	1,345,468

Stockholders’ Deficit:
Common stock, $0.01 par value; 200,000,000 shares authorized; 143,376,000 shares issued and outstanding as of June 30, 2020 and March 31, 2020	1,433,760	1,433,760
Additional paid in capital	465,748	465,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(3,302,469)	(3,227,773)
Total stockholders’ deficit	(1,402,951)	(1,328,255)
Total Liabilities and Stockholders’ Deficit	$13,414	$17,213

The accompanying notes are an integral part of these condensed financial statements.

3

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2020	2019

General and administrative expenses	$(74,483)	$(140,515)
Other income (expense)	(213)	1

Net loss	$(74,696)	$(140,514)

Net loss per share – basic and diluted	$(0.0005)	$(0.001)

Weighted average common shares outstanding–basic and diluted	143,376,000	143,376,000

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2020	143,376,000	$1,433,760	$465,748	$10	$(3,227,773)	$(1,328,255)
Net loss	-	-	-	-	(74,696)	(74,696)
Balance as of June 30, 2020	143,376,000	$1,433,760	$465,748	$10	$(3,302,469)	$(1,402,951)

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of March 31, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,691,341)	$(791,823)
Net loss	-	-	-	-	(140,514)	(140,514)
Balance as of June 30, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,831,855)	$(932,337)

The accompanying notes are an integral part of these condensed financial statements.

LUCKWEL PHARMACEUTICALS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2020	2019

Cash Flows from Operating Activities
Net loss	$(74,696)	$(140,514)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense and other current assets	6,818	(11,617)
Accounts payable and accrued expenses	1,741	44,101
Accrued officer compensation	43,500	-
Due to officer	10,656	-
Net cash used in operating activities	(11,981)	(108,030)

Cash Flows from Financing Activities
Proceeds from officer loans	-	154,670
Proceeds from note payable	15,000	-
Net cash provided by financing activities	15,000	154,670

Net increase in cash	3,019	46,640

Cash, beginning of period	44	25,754

Cash, End of period	$3,063	$72,394

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Noncash financing activities:
Expense payments by the primary shareholder	$10,656	$-

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

Note 2 - Summary of Significant Accounting Policies

Preparation of Interim Financial Statements

The accompanying condensed financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the Securities and Exchange Commission instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year. The condensed financial statements contained herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2020.

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

The Company’s financial instruments consist of cash, accrued liabilities, note payable and due to officer. The carrying amount of these financial instruments approximate fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. There were no financial instruments classified as Level 3 in the fair value hierarchy during the three months ended June 30, 2020 and June 30, 2019.

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

Basic and Diluted Net Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity outstanding as of June 30, 2020 and March 31, 2020.

Recent Accounting Pronouncements

The Company does not believe any recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

Note 3 – Going Concern

The Company had $3,063 in cash and accumulated deficit of $3,302,469 at June 30, 2020, has incurred losses since inception, and has not yet received any revenue from sales of products or services. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its Chief Executive Officer, Mr. Kingrich Lee, to either provide the Company funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As we are still a shell company, our operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay our plans to develop the business and raise required funds. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition and ability to raise additional capital to finance future planned operations.

Subsequent to June 30, 2020, in January 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for gross proceeds of $120,000. In February 2021, $1.2 million of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. In April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Note 4 – Related Party Transactions

The Company’s sole officer and director, and also a shareholder, Mr. Kingrich Lee, paid Company expenses of $10,656 during the three months ended June 30, 2020. Accordingly, Mr. Kingrich Lee is owed an aggregate amount of $1,133,961 and $1,123,305 as of June 30, 2020 and March 31, 2020, respectively, from the Company. The amounts are unsecured, non-interest bearing and are due on demand.

On November 1, 2018, we entered into a one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer, continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the expiration of the one-year extension anniversary (current agreement is through October 31, 2021). His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. As of June 30, 2020, Mr. Kingrich Lee was owed $187,500 of salary and housing allowance pursuant to his employment agreement, which is recorded in accrued officer compensation. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at June 30, 2020) and shall also be eligible to retain his other benefits for a period of six (6) months (a minimum of $18,000 in housing allowance at June 30, 2020 plus any eligible education expenses).

Note 5 – Capital Stock

As of June 30, 2020 and 2019, the Company had 143,376,000 shares of common stock issued and outstanding.

Note 6 – Note Payable

In April 2020, the Company borrowed $15,000 in the form of a promissory note (the “Note”). The Note bears interest at 7% per annum and has no maturity date. During the three-month ended June 30, 2020, the Company recognized interest expense of $213 related to the Note. This loan was repaid in May 2021.

Note 7 – Risks and Uncertainties

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As we are still a shell company, our operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay our plans to develop the business and raise required funds. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and ability to raise additional capital to finance future planned operations.

Note 8 – Subsequent Events

Management of the Company has evaluated subsequent events through the date of issuance of the financial statements and has concluded that there were no subsequent events requiring adjustment to or disclosure in these financial statements, other than those noted below:

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

Overview

As of June 30, 2020 we were still a shell company and had not yet begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

Going Concern

As of June 30, 2020, we were a shell company and have not yet begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

As of June 30, 2020 we had current assets of $13,414, liabilities totaling $1,416,365, have incurred losses since inception of $3,302,469, and have not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

Any failure to raise additional funds will have the effect of delaying the timeframes as described in our business plan as set forth above and elsewhere in this Quarterly Report on Form 10-Q, and we may have to push back the dates or modify the scope of such planned activities.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As we are still a shell company, the Company’s operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay the Company’s plans to develop the business and raise required funds. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition and ability to raise additional capital to finance future planned operations.

Management has been taking steps to improve the financial position of the Company. Subsequent to June 30, 2020, in January 2021, we sold 300,000 shares of our common stock at $0.40 per share for gross proceeds of $120,000. In February 2021, $1.2 million of Company debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of our common stock at a conversion price of $0.40 per share. In April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

General and Administrative Expenses

As we are still a shell company without operations during the three month periods ended June 30, 2020 and 2019, our expenses were primarily general and administrative related. We recognized general and administrative expenses for the three months ended June 30, 2020 and 2019 of $74,483 and $140,515, respectively.

Our operating expenses for the three months ended June 30, 2020 consisted primarily of professional fees of $7,982 and officer compensation of $64,528. Our operating expenses for the three months ended June 30, 2019 consisted mainly of professional fees of $54,817, officer compensation of $66,889, and travel expenses of $13,637.

Operating expenses decreased significantly during the three months ended June 30, 2020 from the comparable prior period in 2019 because we delayed our annual audit and certain other professional services and there was decreased business travel due to COVID-19.

We anticipate our operating expenses will increase significantly as we proceed to implement our business plan described above and become operational.

Net Loss

We incurred a net loss of $74,696 and $140,514 for the three months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

On June 30, 2020, we had $13,414 in current assets, consisting of $3,063 in cash and $10,351 in prepaid expense and other current assets, and current liabilities in the amount of $1,416,365, consisting of accrued liabilities of $79,691, a note payable of $15,000, accrued interest of $213, accrued officer compensation of $187,500, and $1,133,961 due to an officer. We had a net working capital deficit of $1,402,951 as of June 30, 2020.

The table below sets forth selected cash flow data for the periods presented:

	Three Months Ended
	June 30,
	2020	2019
Net cash used in operating activities	$(11,981)	$(108,030)
Net cash provided by financing activities	15,000	154,670
Net increase in cash	$3,019	$46,640

Our negative operating cash flows were mainly a result of operating expenses and no revenue (see Result of Operations). Our positive financing cash flows were a result of proceeds from officer loans and a note payable.

On November 1, 2018, we entered into a one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer, continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the expiration of the one-year extension anniversary (current agreement is through October 31, 2021). His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at June 30, 2020) and shall also be eligible to retain his other benefits for a period of six (6) months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive and Chief Financial Officer has concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified below.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2020, our internal controls over financial reporting were not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending March 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting, and (iii) strengthen our financial team by employing more qualified accountant(s) conversant with US GAAP to enhance the quality of our financial reporting function. The remediation efforts set out in (i), (ii) and (iii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 11, 2021, we converted $1.2 million of the total amount that we owed to our Chief Executive Officer, Mr. Kingrich Lee, into 3,000,000 shares of our common stock at a price of $0.40 per share.

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

On April 20, 2021, we completed a private placement offering of 300,000 shares of our common stock at a price of $0.40 per share for total gross proceeds to the Company of $120,000 to a group of investors in an offering that had not been registered under the United States Securities Act of 1933, as amended and that had not been reported on our previously filed periodic reports filed under the Exchange Act pursuant to Rule 903 of Regulation S of the Securities Act.

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

In May 2021, we completed a private placement offering of 187,500 shares of our common stock at a price of $0.40 per share for total gross proceeds to the Company of $75,000 to an investor in an offering that had not been registered under the Securities Act and that had not been reported on our previously filed periodic reports filed under the Exchange Act pursuant to Rule 903 of Regulation S of the Securities Act.

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

Luckwel Pharmaceuticals Inc.

Date:	September 7, 2021

By:	/s/ Kingrich Lee
Kingrich Lee
Title:	Chief Executive Officer and Chief
Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)

