Form 10-K
period 2021-03-31
Luckwel Pharmaceuticals Inc.
filed 2021-09-09
CIK 1567098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $50,455,552 based upon the last sales price of the common stock of $4.00 per share on September 30, 2020 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares of common stock, par value $0.01 outstanding as of Aug 31, 2021 is 147,163,500.

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

As of March 31, 2021 we were still a shell company and had not begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

We require additional funds to continue operations and there is no assurance that we will be successful in completing any financings in the future and/or on terms that will be acceptable. Our priority, should we receive such additional funds, is to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Once these costs are accounted for, we will focus on the following activities:

●	Continue to work to establish a management team to work on establishing pharmaceutical operations in the Boston area.
●	Continue intellectual property registration work for drug candidates.
●	Engage a Chief Medical Officer (CMO) or equivalent to prepare for pre-IND meetings, technical preparation, and preclinical preparation of potential drug development candidates.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and we may have to push back the dates of such activities.

Going Concern

We were still a shell company and had not yet begun operations as of March 31, 2021. Although management has taken recent steps to develop the Company, there can be no assurances that it will be successful in doing so. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

As reflected in the accompanying financial statements, we have no source of revenue and need additional cash resources to maintain our operations. As of March 31, 2021 we had current assets of $46,681, liabilities totaling $490,949, had incurred losses since inception of $3,663,786, and had not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so.

Any failure to raise additional funds will have the effect of delaying the timeframes as described in our business plan as set forth above, and we may have to push back the dates or modify the scope of such planned activities.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As we were still a shell company on March 31, 2021, our operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay our plans to develop the business and raise required funds to develop the Company beyond a shell and commence planned operations. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition and ability to raise additional capital to finance future planned operations.

Management has been taking steps to improve the financial position of the Company. In January 2021, we sold 300,000 shares of our common stock at a purchase price of $0.40 per share for net proceeds of $120,000. In February 2021, $1,200,000 of Company liabilities owed to Mr. Kingrich Lee were converted into 3,000,000 shares of our common stock at a conversion price of $0.40 per share. Subsequent to 2020 fiscal year end, in April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Intellectual Property

In May 2018, the Company entered into an Intellectual Property Sale and Purchase Agreement with Luckwel Asia Limited (the “Seller”, formerly known as Essential Choice Ventures Ltd), an entity under common control of Mr. Kingrich Lee to purchase the intellectual property rights to five drugs, comprising three generic medicines used to treat hypertension and high cholesterol and two advanced drug candidates - KL008 for treatment of hypertension and KL009 for treatment of high cholesterol in various stages of being developed and manufactured.

On February 5, 2021, Mr. Kingrich Lee, our Chief Executive Officer executed a Deed of Gift to irrevocably and unconditionally give, transfer, and assign, by way of gift, without limitations or restrictions, to us all of his right, title and interest in or arising from the following drug programs:

Program Code	Patent No.	Filing Date	Description
LWEL-2101	63/086,205	October 5, 2020	Rapid Disintegrating dosage form comprising Fosamprenavir
LWEL-2102	63/134,881	January 7, 2021	Rapid Disintegrating dosage form comprising Metformin Hydrochloride
LWEL-2103	62/992,693	March 20,2020	Combination Therapy for treating COVID-19

On March 19, 2021, Mr. Lee executed another Deed of Gift to irrevocably and unconditionally give, transfer and assign, by way of gift, without limitation or restriction, to us all of his right, title and interest in or arising from the following drug programs:

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

Employees

As of March 31, 2021 and as of the date of this filing, we do not have any employees, other than Mr. Kingrich Lee.

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

There has been very little trade in our shares of common stock in fiscal 2021 and 2020. The table below presents the high and low bid for our common stock for each quarter from April 1, 2019 through March 31, 2021. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

Year ended March 31, 2020	High	Low
1st Quarter	$—	$—
2nd Quarter	$—	$—
3rd Quarter	$—	$—
4th Quarter	$—	$—

Year ended March 31, 2021	High	Low
1st Quarter	$—	$—
2nd Quarter	$—	$—
3rd Quarter	$10.00	$4.00
4th Quarter	$—	$—

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

Holders of Our Common Stock

As of August 31, 2021, we had 147,163,500 shares of our common stock issued and outstanding, held by 53 shareholders of record.

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

On February 11, 2021, we converted $1,200,000 that we owed to our Chief Executive Officer, Mr. Kingrich Lee, into 3,000,000 shares of our common stock at a price of $0.40 per share.

The issuance of Company common stock to Mr. Lee was exempt from registration pursuant to the provisions of Section 4(a)(2) of the Securities Act, as amended and Rule 506 of Regulation D promulgated thereunder. Mr. Lee represented to us that he (i) was an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, (ii) was knowledgeable, sophisticated and experienced in making investment decisions of this kind, and (iii) has had adequate access to information about the Company. Further, we relied on the exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation S under the Securities Act for purposes of the private placement of the shares of common stock as such shares have not been offered or sold in the United States or to, or for the account or benefit of, U.S. persons (as defined in Regulation S under the Securities Act) or persons in the United States.

On April 20, 2021, we completed a private placement offering of 300,000 shares of our common stock at a price of $0.40 per share for total gross proceeds to the Company of $120,000 to a group of investors in an offering that had not been registered under the Securities Act and that had not been reported on our previously filed periodic reports filed under Exchange pursuant to Rule 903 of Regulation S of the Securities Act.

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

We did not have any equity compensation plans as of March 31, 2021.

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

Overview

As of March 31, 2021 we were still a shell company and had not yet begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee to either provide us funding for its daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

The Company requires additional funds to continue operations and there is no assurance that we will be successful in completing any financings in the future and/or on terms that will be acceptable. Our priority, should we receive such additional funds, is to pay our legal, accounting and other fees associated with our Company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Once these costs are accounted for, we will focus on the following activities:

●	Continue to work to establish a management team to work on establishing pharmaceutical operations in the Boston area.
●	Continue intellectual property registration work for drug candidates.
●	Engage a Chief Medical Officer (CMO) or equivalent to prepare for pre-IND meetings, technical preparation, and preclinical preparation of potential drug development candidates.

Any failure to raise money will have the effect of delaying the timeframes in the business plan as set forth above, and we may have to push back the dates of such activities.

Going Concern

As of March 31, 2021, we were a shell company and had not yet begun operations. We have no source of revenue and need additional cash resources to maintain the operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our Chief Executive Officer, Mr. Kingrich Lee, to either provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

As of March 31, 2021 we had current assets of $46,681, liabilities totaling $490,949, had incurred losses since inception of $3,663,786, and had not yet received any revenue from sales of products or services. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. We are presently dependent on our controlling shareholder to provide us funding for our daily operation and expenses, including professional fee and fees charged by regulators, although he is under no obligation to do so.

Any failure to raise additional funds will have the effect of delaying the timeframes as described in our business plan as set forth above and elsewhere in this Annual Report on Form 10-K, and we may have to push back the dates or modify the scope of such planned activities.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As we were still a shell company on March 31, 2021, our operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay our plans to develop the business and raise required funds. We cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition and ability to raise additional capital to finance future planned operations.

Management has been taking steps to improve the financial position of the Company. In January 2021, we sold 300,000 shares of our common stock at $0.40 per share for gross proceeds of $120,000. In February 2021, $1,200,000 of Company debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of our common stock at a conversion price of $0.40 per share. Subsequent to year end, in April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Results of Operations for the Years Ended March 31, 2021 and March 31, 2020

General and Administrative Expenses

As we were a shell company without operations during the years ended March 31, 2021 and 2020, our expenses were primarily general and administrative related. We recognized general and administrative expenses for the years ended March 31, 2021 and 2020 of $434,977 and $536,432, respectively.

Our operating expenses for the year ended March 31, 2021 consisted primarily of officer compensation of $253,116, professional fees of $170,294, and rent and office operating expenses of $7,915. Our operating expenses for the year ended March 31, 2020 consisted primarily of officer compensation of $286,547, professional fees of $185,393, travel expenses of $37,849, a reserve for potential tax penalties and fees of $13,398, and rent and office operating expenses of $12,034. Overall operating expenses decreased during the year ended March 31, 2021 from the comparable prior year primarily due to the decrease in professional fees as we delayed our annual audit and quarterly reviews along with certain other professional services and the decrease in officer benefits. Also, due to COVID-19, there was no business travel during the year ended March 31, 2021.

Other Expense

Our other expense for the year ended March 31, 2021 consisted primarily of interest expense of $1,036 related to a note payable entered into in April 2020. There was no other income or expense during the year ended March 31, 2020.

Net Loss

We incurred a net loss of $436,013 for the year ended March 31, 2021, as compared with a net loss of $536,432 for the year ended March 31, 2020.

Capital Resources and Liquidity

As of March 31, 2021, we had $46,681 in current assets, consisting of $2,044 in cash and $44,637 in prepaid expense, and current liabilities in the amount of $490,949, consisting of other payable and accrued liabilities of $147,577, accrued officer compensation of $292,500, a loan payable and related accrued interest totaling $16,007, and $34,865 due to an officer. We had a working capital deficit of $442,268 as of March 31, 2021.

The table below sets forth selected cash flow data for the periods presented:

	Year Ended
	March 31
	2021	2020
Net cash used in operating activities	$(197,975)	$(318,210)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	199,975	292,500
Net increase (decrease) in cash	$2,000	$(25,710)

Our negative operating cash flows were mainly a result of operating expenses (See Result of Operations).

Our positive financing cash flows were a result of proceeds from officer loans of $64,975, the sale of $120,000 of common stock, and a note payable during the year ended March 31, 2021 and proceeds from officer loans of $292,500 during the year ended March 31, 2020.

On November 1, 2018, we entered into a one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer and on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the expiration of the one-year extension anniversary. His current agreement is through October 31, 2021. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2021) and shall also be eligible to retain his other benefits for a period of six (6) months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

F-1	Report of Independent Registered Public Accounting Firm – Marcum LLP
F-2	Balance Sheets as of March 31, 2021 and 2020
F-3	Statements of Operations for the Years Ended March 31, 2021 and 2020
F-4	Statements of Changes in Stockholders’ Deficit for the Years Ended March 31, 2021 and 2020
F-5	Statements of Cash Flows for the Years Ended March 31, 2021 and 2020
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Luckwel Pharmaceuticals Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Luckwel Pharmaceuticals Inc. (the “Company”) as of March 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended March 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

Sep 9, 2021

LUCKWEL PHARMACEUTICALS INC.

BALANCE SHEETS

As of March 31, 2021 and 2020

	March 31
	2021	2020
Assets
Current Assets
Cash	$2,044	$44
Prepaid expense and other current assets	44,637	17,169
Total Assets	$46,681	$17,213

Liabilities
Current Liabilities:
Other payable and accrued liabilities	$147,577	$78,163
Loan payable	15,000	-
Accrued interest	1,007	-
Accrued officer compensation	292,500	144,000
Due to officer	34,865	1,123,305
Total Liabilities	490,949	1,345,468

Stockholders’ Deficit:
Common stock, $0.01 par value; 500,000,000 and 200,000,000 shares authorized at March 31, 2021 and 2020, respectively; 146,676,000 and 143,376,000 shares issued and outstanding as of March 31, 2021 and 2020, respectively	1,466,760	1,433,760
Additional paid in capital	1,752,748	465,748
Accumulated other comprehensive income	10	10
Accumulated deficit	(3,663,786)	(3,227,773)
Total stockholders’ deficit	(444,268)	(1,328,255)
Total Liabilities and Stockholders’ Deficit	$46,681	$17,213

The accompanying notes are an integral part of these financial statements.

F-2

LUCKWEL PHARMACEUTICALS INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020
General and administrative expenses	$(434,977)	$(536,432)
Other Expense	(1,036)	-

Net Loss	$(436,013)	$(536,432)

Net loss per share – basic and diluted	$(0.003)	$(0.004)

Weighted average common shares outstanding – basic and diluted	143,833,808	143,376,000

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance as of April 1, 2019	143,376,000	$1,433,760	$465,748	$10	$(2,691,341)	$(791,823)
Net loss	-	-	-	-	(536,432)	(536,432)
Balance as of March 31, 2020	143,376,000	$1,433,760	$465,748	$10	$(3,227,773)	$(1,328,255)
Sale of common stock	300,000	3,000	117,000	-	-	120,000
Common stock issued in payment of debt owed to officer	3,000,000	30,000	1,170,000	-	-	1,200,000
Net loss	-	-	-	-	(436,013)	(436,013)
Balance as of March 31, 2021	146,676,000	$1,466,760	$1,752,748	$10	$(3,663,786)	$(444,268)

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020
Cash Flows from Operating Activities
Net loss	$(436,013)	$(536,432)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense and other current assets	(27,468)	(15,653)
Other payable and accrued liabilities	70,421	10,320
Accrued officer compensation	148,500	144,000
Expenses paid by officer	46,585	79,555
Net cash flow used in operating activities	(197,975)	(318,210)

Cash Flows from Investing Activities
	-	-
Net cash flows provided by investing activities	-	-

Cash Flows from Financing Activities

Proceeds from officer loans	64,975	292,500
Proceeds from note payable	15,000	-
Net proceeds from sale of common stock	120,000	-
Net cash flows provided by financing activities	199,975	292,500

Net increase (decrease) in cash	2,000	(25,710)

Cash, beginning of period	44	25,754

Cash, end of period	$2,044	$44

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash financing activities:
Expenses paid by primary shareholder	$46,585	$79,555
Conversion of related party debt into common stock	$1,200,000	$-

The accompanying notes are an integral part of these financial statements.

LUCKWEL PHARMACEUTICALS INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Note 1 – Nature of the Business

Luckwel Pharmaceuticals Inc. (“Luckwel” or the “Company”) plans to acquire, develop, manufacture, and market pharmaceutical medication.

On April 11, 2018, Luckwel filed a Certificate of Amendment to the Articles of Incorporation to change its name from Luckycom Pharmaceuticals Inc. to Luckwel and the Company amended and restated its by-laws to reflect the new corporate name. In January 2021, the Company amended its certificate of incorporation to increase the number of authorized shares from 200,000,000 to 500,000,000.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s financial instruments consist of cash, accrued liabilities, debt and due to officer. The carrying amount of these financial instruments approximate fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements. There were no financial instruments classified as Level 3 in the fair value hierarchy during the years ended March 31, 2021 and 2020.

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

Basic and Diluted Net Loss Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no potentially dilutive debt or equity shares outstanding as of March 31, 2021 and March 31, 2020.

Recent Accounting Pronouncements

The Company does not believe any other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the financial position, statements of operations and cash flows.

Note 3 – Going Concern

The Company does not have any sources of revenues and needs additional cash resources to maintain its operations. The Company has $2,044 in cash and a stockholders’ deficit of $3,663,786 at March 31, 2021, has incurred losses since inception, and has not yet received any revenue from sales of products or services. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. The Company is presently dependent on its Chief Executive Officer, Mr. Kingrich Lee, to either provide the Company funding for its daily operation and expenses, including professional fees and fees charged by regulators, although he is under no obligation to do so, or to spearhead financing efforts with third parties.

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

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (COVID-19) outbreak a pandemic. As the Company is still a shell company at March 31, 2021, the Company’s operations have not been significantly impacted financially by the COVID-19 outbreak other than to delay the Company’s plans to develop the business and raise required funds. The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and ability to raise additional capital to finance future planned operations.

In January 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for gross proceeds of $120,000. In February 2021, $1,200,000 of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. Subsequent to March 31, 2021, in April 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $120,000. In May 2021, the Company sold 187,500 shares of its common stock at a purchase price of $0.40 per share for total gross proceeds of $75,000.

Note 4 – Other Payable and Accrued Liabilities

Other payable and accrued liabilities at March 31, 2021 and 2020 were as follows:

	March 31, 2021	March 31, 2020
Tax penalties	$73,000	$70,000
Other accrued expenses and payables	74,577	8,163
Total other payable and accrued liabilities	$147,577	$78,163

Note 5 – Note Payable

In April 2020, the Company borrowed $15,000 in the form of a promissory note (the “Note”). The Note bears interest at 7% per annum and has no maturity date. During the year ended March 31, 2021, the Company recognized interest expense of $1,036 related to the Note. The Note was repaid in May 2021.

Note 6 – Related Party Transactions

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned or paid Company expenses for an aggregate of $111,560 and $372,055 to the Company during the years ended March 31, 2021 and March 31, 2020, respectively. In February 2021, $1,200,000 of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. Accordingly, Mr. Kingrich Lee was owed an aggregate amount of $34,865 and $1,123,305 as of March 31, 2021 and March 31, 2020, respectively. These amounts due to Mr. Kingrich Lee are in addition to accrued officer compensation as further described below. These amounts were unsecured, non-interest bearing and are due on demand.

On November 1, 2018, we entered into a one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the expiration of the one-year extension anniversary. His current agreement is through October 31, 2021. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. As of March 31, 2021 and March 31, 2020, Mr. Kingrich Lee was owed $292,500 and $144,000, respectively, pursuant to his employment agreement, which is recorded in accrued officer compensation on the balance sheet. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2021) and shall also be eligible to retain his other benefits for a period of six (6) months (a minimum of $18,000 in housing allowance at March 31, 2021 plus any eligible education expenses).

Note 7 – Capital Stock

As of March 31, 2021 and March 31, 2020, the Company had 146,676,000 and 143,376,000 shares of common stock issued and outstanding, respectively. During the year ended March 31, 2021, the Company sold 300,000 shares of its common stock at a purchase price of $0.40 per share for gross proceeds of $120,000 and $1,200,000 of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For the years ended March 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

	Year Ended March 31,
	2021	2020
Tax at U.S. statutory rate	21.0%	21.0%
Changes from statutory rate:
State taxes, net of federal benefit	6.3%	6.2%
Non-deductible Permanent items	(0.1)%	(0.5)%
Change in valuation allowance	(27.2)%	(26.7)%

Effective income tax rate	0.00%	0.00%

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted rates in effect for the year in which the differences are expected to reverse. The components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,
	2021	2020

Net operating loss carryforwards	$487,555	$411,448
Accrued expenses	104,347	39,658

Gross deferred tax assets	591,902	451,106
Valuation allowance	(591,902)	(451,106)

Deferred tax assets, net	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of March 31, 2021 and 2020 was $591,902 and $451,106, respectively. For the years ended March 31, 2021 and March 31, 2020, the Company recorded a net valuation increase of $140,796 and $142,007, respectively, primarily related to net operating losses and accrued expenses.

As of March 31, 2021, the Company had gross U.S. federal net operating loss carryforwards of $2,123,979 including $1,257,572 that had an indefinite carryforward period and $866,407 that were subject to expiration at various dates through 2037. The Company had gross state operating loss carryforwards of $656,958 that were subject to expiration through 2040. The net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state authorities.

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

The Company files income tax returns in the United States and Massachusetts. All years prior to March 31, 2017 are closed with the Internal Revenue Service. As of March 31, 2021, there are currently no income tax audits in progress.

As of March 31, 2021 and 2020, the Company did not have any unrecognized tax benefits and did not have a balance of accrued interest or penalties related to uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The CARES Act did not have a significant impact on the Company’s provision for income taxes.

Note 9 – Risks and Uncertainties

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

Note 10 – Subsequent Events

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being March 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer who is also Chief Financial Officer.

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

Because of these multiple roles assumed by our Chief Executive Officer and who is also our Chief Financial Officer, it is impossible to fully segregate duties to ensure that all information required to be disclosed by us in the reports that we file or submit is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of the fiscal year ended March 31, 2021.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2021, our internal control over financial reporting was not effective. The material weaknesses identified related to (i) a lack of accounting staff and resources with appropriate knowledge of U.S. GAAP and SEC reporting and compliance requirements; (ii) a lack of sufficient documented financial closing policies and procedures; and (iii) a lack of independent directors and an audit committee.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information with respect to our current executive officers and directors. Our sole officer and director, Mr. Kingrich Lee, is resident of Hong Kong and therefore, it may be difficult for investors to effect service of process within the U.S. upon him or to enforce judgments against him obtained from the United States courts.

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

Item 11. Executive Compensation

The following table sets forth information with respect to the compensation of each of the named executive officers for services provided in all capacities to Luckwel Pharmaceuticals Inc. in the fiscal years ended March 31, 2021 and March 31, 2020 in their capacity as such officers. No other executive officer or former executive officer received more than $100,000 in compensation in the fiscal years except reported below.

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Kingrich Lee	2020	180,000	—	—	—	—	106,547	[1]	286,547
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Chairman and Sole Director	2021	180,000	—	—	—	—	73,116	[2]	289,116

(1)	Includes $36,000 for housing allowance and $70,547 for educational expenses.
(2)	Includes $36,000 for housing allowance and $37,116 for educational expenses.

Narrative Disclosure to the Summary Compensation Table

Mr. Kingrich Lee has served as our President, Chief Executive Officer, Director, Chief Financial Officer and Treasurer since our inception on January 2, 2013. On November 1, 2018, we entered into a one-year employment agreement with Mr. Kingrich Lee to continue his employment as our Chief Executive Officer. The agreement would be automatically renewed unless terminated earlier and is currently in place through October 31, 2021. His salary and benefits remain unchanged.

Employment Agreements

On November 1, 2018, we entered into another new one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the expiration of the one-year extension anniversary. His current agreement is through October 31, 2021. His salary is $180,000 per year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 per month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2021) and shall also be eligible to retain his other benefits for a period of six (6) months.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2021, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner	Shares Beneficially Owned[4,5]	Percentage Beneficially Owned[4,5]
Kingrich Lee [1]	82,002,112	55.72%
All directors and officers as a group (1 person)	82,002,112	55.72%

Owners of more than 5% of Shares of Common Stock
Morgold Limited	25,000,000	16.99%

Lijian Li [2]	25,145,000	17.09%

Goldvito Limited	25,000,000	16.99%

Yongjian Li [3]	25,085,000	17.05%

Kingrich Holdings Limited [1]	75,000,000	50.96%

(1)	Mr. Kingrich Lee owns 7,02,112 shares of common stock directly and 75,000,000 shares of common stock indirectly through Kingrich Holdings Limited, his wholly-owned and controlled Cayman company. Accordingly, 100% of Kingrich Holdings Ltd’s total shareholdings in the Company is attributed to Mr. Lee, its sole shareholder.

(2)	Ms. Lijian Li owns 145,000 shares of common stock and 25,000,000 shares of common stock indirectly through Goldvito Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Goldvito Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.

(3)	Ms. Yongjian Li owns 85,000 shares of common stock and 25,000,000 shares of common stock indirectly through Morgold Ltd, her wholly-owned and controlled Seychelles company. Accordingly, 100% of Morgold Ltd’s total shareholdings in the Company is attributed to Ms. Li, its sole shareholder.

(4)	Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity. In determining beneficial ownership of our common stock as of a given date, the number of shares shown includes shares of common stock which may be acquired on exercise of warrants or options or conversion of convertible securities within 60 days of that date. In determining the percent of common stock owned by a person or entity on May 31, 2021, (a) the numerator is the number of shares of the class beneficially owned by such person or entity, including shares which may be acquired within 60 days on exercise of warrants or options and conversion of convertible securities, and (b) the denominator is the sum of (i) the total shares of common stock, 147,163,500, outstanding on May 31, 2021, and (ii) the total number of shares that the beneficial owner may acquire upon conversion of the preferred and on exercise of the warrants and options, subject to limitations on conversion and exercise. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of its shares.

(5)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 147,163,500 voting shares as of May 31, 2021.

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

The Company’s sole officer and director, and a shareholder, Mr. Kingrich Lee, loaned or paid Company expenses for an aggregate of $111,560 and $372,055 during the years ended March 31, 2021 and March 31, 2020, respectively. In February 2021, $1,200,000 of debt that was owed to Mr. Kingrich Lee was converted into 3,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. Accordingly, Mr. Kingrich Lee was owed an aggregate amount of $34,865 and $1,123,305 as of March 31, 2021 and March 31, 2020, respectively. The amounts are unsecured, non-interest bearing and due on demand. Additionally, Mr. Kingrich Lee has at times deferred his salary and housing allowance, which was accrued by the Company, and at March 31, 2021 and March 31, 2020, he was owed $292,500 and $144,000, respectively, related to these deferrals.

On March 19, 2021, Mr. Lee executed a Deed of Gift to irrevocably and unconditionally give, transfer and assign, by way of gift, without limitation or restriction, to us all of his right, title and interest in, arising from and to the following drug programs:

Program Code	Description
KL-2118	Candidate drug to be developed into orally disintegrating tablets (ODT) to treat Type 2 diabetes.
KL-2119	Candidate drug to be developed into an oral formulation treatment of HIV
KL-2120	Candidate drug to be developed into a liquid injection for the treatment of Rheumatoid Arthritis

On November 1, 2018, we entered into a one-year employment agreement with Mr. Lee to continue his employment as our Chief Executive Officer and continuing on a year-to-year basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the expiration of the one-year extension anniversary. His current agreement is through October 31, 2021. His salary is $180,000 a year. Additionally, he shall be entitled to an education allowance for his children who are attending full-time local education from kindergarten to senior secondary levels in any type of school and a housing allowance of $3,000 a month. Upon termination of Mr. Lee’s employment, except for termination for cause or termination by Mr. Lee, he shall be entitled to a payment equal to two (2) months’ salary ($30,000 at March 31, 2021) and shall also be eligible to retain his other benefits for a period of six (6) months.

Item 14. Principal Accounting Fees and Services

On June 10, 2019, Marcum LLP (“Marcum”) was appointed as the new independent registered public accounting firm for the Company. The decision to appoint Marcum was approved by the Company’s Board of Directors.

The following is a summary of the fees billed to us by Marcum for professional services rendered for the fiscal years ended March 31, 2021 and March 31, 2020, respectively:

	Year Ended March 31, 2021	Year Ended March 31, 2020
Audit Fees and Audit Related Fees	$53,047	$64,114
Tax Fees	-	-
All Other Fees	-	-
Total	$53,047	$64,114

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(4)
3.2	Bylaws(1)
3.3	Amendment to Articles of Incorporation(2)
3.4	Certificate of Amendment to Articles of Incorporation (6)
3.5	Amended and Restated By-laws (6)
10.1	Employment Agreement(3)
10.2	Rental Agreement(1)
10.3	Exclusive License Agreement(2)
10.4	Custodian Agreement(2)
10.5	Termination of Custodian Agreement(2)
10.6	Engagement Letter & Agreement(3)
10.7	Termination of Engagement Letter & Agreement(3)
10.8	Amendment No. 1 to Exclusive License Agreement(3)
10.9	Amendment No. 2 to Exclusive License Agreement(5)
10.10	Oral Agreement for Compensation and Loans(4)
10.11	Employment Agreement between Kingrich Lee and Luckycom Limited (7)
10.12	Sold Note dated December 13, 2017 (8)
10.13	Instrument of Transfer dated December 13, 2017 (8)
10.14	Intellectual Property Sale and Purchase Agreement dated May 3, 2018 (9)
10.15	Employment Agreement between Kingrich Lee and Luckwel Pharmaceuticals Inc. (11)
10.16	Servcorp Virtual Office Service Agreement (10)
21.1	List of Subsidiaries*
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, has been formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on April 12, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1/A filed on July 8, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1/A filed on September 6, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1/A filed on October 10, 2013.
(5)	Incorporated by reference to the Registration Statement on Form S-1/A filed on January 10, 2014.
(6)	Incorporated by reference to the Current Report on Form 8-K filed on April 13, 2018.
(7)	Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on June 27, 2017.
(8)	Incorporated by reference to Exhibits 2.1 and 2.2 to the Current Report on Form 8-K filed on December 18, 2017.
(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 7, 2018.
(10)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2018.
(11)	Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on July 2, 2019.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Luckwel Pharmaceuticals Inc.

Dated: September 9, 2021	By:	/s/ Kingrich Lee
	Name:	Kingrich Lee
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Kingrich Lee	Chief Executive Officer and Director	September 9, 2021
Kingrich Lee	(Principal Executive Officer)

/s/ Kingrich Lee	Chief Financial Officer	September 9, 2021
Kingrich Lee	(Principal Financial and Accounting Officer)

